Form 10-Q
period 1995-09-30
CNL INCOME FUND V LTD
filed 1995-11-14
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                     0-19141
                             ----------------------


                             CNL Income Fund V, Ltd.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                             59-2922869
       ----------------------------        -----------------------------
       (State or other jurisdiction              (I.R.S. Employer
       of incorporation or organiza-             Identification No.)
       tion)


       400 E. South Street, #500
       Orlando, Florida                                 32801
       ----------------------------        -----------------------------
       (Address of principal                          (Zip Code)
       executive offices)


       Registrant's telephone number
       (including area code)                       (407) 422-1574
                                           -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------



                                    CONTENTS
                                    --------

Part I                                                            Page
                                                                  ----
  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                7-11


Part II

  Other Information                                               12


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
            ASSETS                                 1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $2,033,232
  and $1,873,060                                $16,735,856      $17,935,158
Net investment in direct financing
  leases                                          2,001,764        2,033,245
Investment in joint ventures                        474,649          479,525
Mortgage note receivable                            896,033               -
Cash and cash equivalents                           328,257          425,600
Receivables, less allowance for
  doubtful accounts of $17,525
  and $430,464                                       55,583           81,731
Prepaid expenses                                     12,266           11,387
Accrued rental income                               302,060          278,873
Other assets                                         54,346           54,346
                                                -----------      -----------

                                                $20,860,814      $21,299,865
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     6,820      $     4,562
Accrued and escrowed real estate
  taxes payable                                      81,033           83,806
Distributions payable                               575,000          575,000
Due to related parties                               47,642           19,934
Rents paid in advance                                26,361           19,865
                                                -----------      -----------
    Total liabilities                               736,856          703,167

Minority interest                                   306,986          313,258

Partners' capital                                19,816,972       20,283,440
                                                -----------      -----------

                                                $20,860,814      $21,299,865
                                                ===========      ===========

            See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                  1995      1994         1995         1994
                                --------  --------    ----------   ----------
Revenues:
  Rental income from
    operating leases            $462,940  $481,135    $1,428,920   $1,439,405
  Earned income from direct
    financing leases              47,359    65,959       142,473      188,738
  Contingent rental income        20,030    23,664        44,151       40,108
  Interest and other income       28,015     1,810        53,609       11,052
                                --------  --------    ----------   ----------
                                 558,344   572,568     1,669,153    1,679,303
                                --------  --------    ----------   ----------

Expenses:
  General operating and
    administrative                47,859    22,765       104,118       72,519
  Professional services            4,088     5,166        16,810       20,544
  Real estate taxes               14,620    (9,746 )      43,071       37,306
  State taxes                         -         -         15,982       17,740
  Depreciation and amorti-
    zation                        99,091    90,117       302,514      270,516
                                --------  --------    ----------   ----------
                                 165,658   108,302       482,495      418,625
                                --------  --------    ----------   ----------

Income Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture, Equity in
  Earnings of Unconsoli-
  dated Joint Ventures and
  Gain on Sale of Land and
  Building                       392,686   464,266     1,186,658    1,260,678

Minority Interest in Loss
  (Income) of Consolidated
  Joint Venture                    3,378    (1,300 )       6,272        5,894

Equity in Earnings of
  Unconsolidated Joint
  Ventures                        11,424    11,552        33,981       34,147

Gain on Sale of Land and
  Building                           121        -            121           -
                                --------  --------    ----------   ----------

Net Income                      $407,609  $474,518    $1,227,032   $1,300,719
                                ========  ========    ==========   ==========

Allocation of Net Income:
  General partners              $  4,076  $  4,745    $   12,270   $   13,007
  Limited partners               403,533   469,773     1,214,762    1,287,712
                                --------  --------    ----------   ----------

                                $407,609  $474,518    $1,227,032   $1,300,719
                                ========  ========    ==========   ==========

Net Income Per Limited
  Partner Unit                  $   8.07  $   9.40    $    24.30   $    25.75
                                ========  ========    ==========   ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                     50,000    50,000        50,000       50,000
                                ========  ========    ==========   ==========

            See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------
General partners:
  Beginning balance                          $   155,706         $   138,276
  Contributions                                   31,500                  -
  Net income                                      12,270              17,430
                                             -----------         -----------
                                                 199,476             155,706
                                             -----------         -----------

Limited partners:
  Beginning balance                           20,127,734          20,702,135
  Net income                                   1,214,762           1,725,599
  Distributions                               (1,725,000)         (2,300,000)
                                             -----------         -----------
                                              19,617,496          20,127,734
                                             -----------         -----------

Total partners' capital                      $19,816,972         $20,283,440
                                             ===========         ===========

            See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                      1995           1994
                                                  -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,595,281     $ 1,615,126
                                                  -----------     -----------

    Cash Flows from Investing
      Activities:
        Collections on mortgage
          note receivable                                 876              -
                                                  -----------     -----------
            Net cash provided by
              investing activities                        876              -
                                                  -----------     -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                      31,500              -
        Distributions to limited
          partners                                 (1,725,000)     (1,725,000)
                                                  -----------     -----------
            Net cash used in financing
              activities                           (1,693,500)     (1,725,000)
                                                  -----------     -----------

Net Decrease in Cash and Cash
  Equivalents                                         (97,343)       (109,874)

Cash and Cash Equivalents at Beginning
  of Period                                           425,600         548,521
                                                  -----------     -----------

Cash and Cash Equivalents at End of
  Period                                          $   328,257     $   438,647
                                                  ===========     ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Net investment in direct financing
      lease reclassified to land and
      building on operating lease as a
      result of lease amendment                   $        -      $   588,734
                                                  ===========     ===========

    Mortgage note accepted in exchange
      for sale of land and building               $ 1,040,000     $        -
                                                  ===========     ===========

    Distributions declared and unpaid
      at end of period                            $   575,000     $   575,000
                                                  ===========     ===========

            See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 1994.

      The Partnership accounts for its 66.5% interest in the accounts of CNL/Longacre Joint Venture under the full consolidation method. All significant intercompany accounts and transactions have been eliminated.

      Certain items in the prior year's financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Partnership's financial position or results of operations.

      The Partnership recognizes sales and profits on sales of land and building in accordance with the criteria set forth by Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate. For any sales in which the installment sales method applies, any gain resulting from the sale of land and building is deferred and the gain is recognized proportionately as the sales value is collected. For any sales in which the full accrual method applies, any gain resulting from the sale of land and building is recognized at the date of sale.

2.    Land and Building:
      -----------------

      In August 1995, the Partnership sold its property in Myrtle Beach, South Carolina, to the tenant for $1,040,000. The total carrying value of the property was $896,788, including acquisition fees and miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for under the installment sales method for financial reporting purposes, the Partnership recognized a gain of $121 for the quarter ended September 30, 1995, and had a deferred gain in the amount of $143,091 at September 30, 1995.

3.    Mortgage Note Receivable:
      ------------------------

      In connection with the sale of its property in Myrtle Beach, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,725 due on the sixtieth month.

      The mortgage note receivable balance at September 30, 1995, consists of the following:

            Principal balance                                $1,039,124
            Less deferred gain on sale
              of land and building                             (143,091)
                                                             ----------

                                                             $  896,033
                                                             ==========

4.    Subsequent Event:
      ----------------

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1995, the Partnership owned 29 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,595,281 and $1,615,126 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in cash from operations for the nine months ended September 30, 1995, is a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the nine months ended September 30, 1995, the Partnership received $31,500 in capital contributions from the corporate general partner.

      In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant for $1,040,000. The Partnership recognized a gain of $121 for financial reporting purposes for the quarter ended September 30, 1995, and had a deferred gain in the amount of $143,091 at September 30, 1995, as described in Note 2 to the Condensed Financial Statements. In connection with this sale, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,725 due on the sixtieth month. Collections commenced August 1, 1995. Proceeds received from the sale of this Property will be reinvested in additional Properties or used for other Partnership purposes. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1995, the Partnership had $328,257 invested in such short-term investments as compared to $425,600 at December 31, 1994. The funds remaining at September 30, 1995, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership increased to $736,856 at September 30, 1995, from $703,167 at December 31, 1994, primarily as the result of an increase in amounts due to related parties during the nine months ended September 30, 1995. Liabilities at September 30, 1995, to the extent they exceed cash and cash equivalents at September 30, 1995, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,725,000 for each of the nine months ended September 30, 1995 and 1994 ($575,000 for each of the quarters ended September 30, 1995 and 1994). This represents distributions for each applicable nine months of $34.50 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1995 and 1994. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
---------------------

      During the nine months ended September 30, 1995 and 1994, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 28 wholly owned Properties (including one Property during the nine months ended September 30, 1995, which was sold in August 1995), to operators primarily of fast-food and family-style restaurants. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership and CNL/Longacre Joint Venture earned $1,571,393 and $1,628,143, respectively, in rental income from operating leases and earned income from direct financing leases for these Properties, $510,299 and $547,094 of which was earned during the quarters ended September 30, 1995 and 1994, respectively.

      The decrease in rental and earned income during the quarter and nine months ended September 30, 1995, is primarily attributable to the fact that in February 1994, the tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases with the Partnership and a new operator began operating the Properties on a month-to-month basis for reduced rental amounts. The new operator ceased operations and rental payments for the Property in Belding, Michigan, on October 31, 1994. In addition, in October 1995, the new operator ceased operations of the Property in South Haven, Michigan, after becoming delinquent with its rental payments. As a result of these transactions, rental and earned income for the nine months ended September 30, 1995 and 1994, includes $8,000 and $43,418, respectively, relating to these two Properties. Due to the fact that the Partnership does not expect to receive any additional amounts from the original tenant of these Properties, the Partnership reversed all past due rental and other amounts relating to these two Properties, and the related allowance for doubtful accounts of approximately $138,700 during the quarter ended September 30, 1995. The Partnership is continuing to pursue the collection of $14,500 of past due rents from the second operator. However, since the collection of such amounts is doubtful, the Partnership established an allowance for doubtful accounts for $14,500 during the nine months ended September 30, 1995, and will recognize as income any such amounts collected. The Partnership is currently seeking replacement tenants for these two Properties.

      The tenant of the Partnership's consolidated joint venture, CNL/Longacre Joint Venture, defaulted under the terms of the lease and in February 1995 ceased operations of the restaurant on the Property located in Lebanon, New Hampshire; therefore, the general partners are currently seeking a replacement tenant for this Property. Due to the fact that the joint venture does not expect to receive any additional amounts from the former tenant of this Property, the joint venture reversed all past due rental and other amounts relating to this Property, and the related allowance for doubtful accounts of approximately $275,500 during the quarter ended September 30, 1995.

      Rental and earned income for 1995 are expected to remain at reduced amounts until such time as the Partnership executes new leases for its Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire.

      In addition, rental and earned income decreased approximately $20,500 during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, as a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995, as described above in "Liquidity and Capital Resources."

      For the nine months ended September 30, 1995 and 1994, the Partnership also earned $44,151 and $40,108, respectively, in contingent rental income, $20,030 and $23,664 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The increase in contingent rental income during the nine months ended September 30, 1995, is primarily attributable to downward adjustments to contingent rental income during the nine months ended September 30, 1994. These adjustments were due to the fact that the amounts reported at December 31, 1993, included certain estimated amounts and were adjusted to actual amounts during the nine months ended September 30, 1994. The increase in contingent rental income during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, was partially offset by a decrease during the quarter and nine months ended September 30, 1995, as a result of a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

      During the nine months ended September 30, 1995 and 1994, the Partnership also owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $33,981 and $34,147, respectively, attributable to net income earned by these unconsolidated joint ventures, $11,424 and $11,552 of which was earned during the quarters ended September 30, 1995 and 1994, respectively.

      During the nine months ended September 30, 1995, one of the Partnership's lessees, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from three Properties owned by joint ventures in which the Partnership is a co-venturer). Shoney's, Inc. is the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of Shoney's, Inc. could materially affect the Partnership's income.

      Interest and other income was $53,609 and $11,052 for the nine months ended September 30, 1995 and 1994, respectively, of which $28,015 and $1,810 was earned for the quarters ended September 30, 1995 and 1994, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is partially attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Myrtle Beach, South Carolina, in August 1995. Interest and other income also increased for the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, as the result of recognizing storage income from holding the restaurant equipment of the former tenant of the Property in Lebanon, New Hampshire, on behalf of the tenant's lender, who repossessed the restaurant equipment from the tenant.

      Operating expenses, including depreciation and amortization expense, were $482,495 and $418,625 for the nine months ended September 30, 1995 and 1994, respectively, of which $165,658 and $108,302 were incurred for the quarters ended September 30, 1995 and 1994, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is partially attributable to an increase in depreciation and amortization as a result of the reclassification of the leases relating to the Properties in New Castle, Indiana, and Belding and South Haven, Michigan, from direct financing leases to operating leases during 1994. Operating expenses also increased during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, as the result of an increase in (i) accounting and administrative expenses and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      Operating expenses remained at a high level during the nine months ended September 30, 1995 and 1994, as a result of the Partnership and CNL/Longacre Joint Venture accruing $43,071 and $37,306, respectively, in real estate tax expense for the Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire, due to the tenants defaulting under the terms of their leases. The Partnership and CNL/Longacre Joint Venture expect to continue to incur real estate tax and other expenses relating to the Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire, until such time as new leases are executed for such Properties.

      In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, as described above in "Liquidity and Capital Resources," for $1,040,000, resulting in gain for financial reporting purposes of $121 during the quarter and nine months ended September 30, 1995.



                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1995.

                              CNL INCOME FUND V, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          President and Principal
                                          Executive Officer

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          Treasurer and Principal
                                          Financial Officer