Form 10-K405
period 1995-12-31
CNL INCOME FUND V LTD
filed 1996-04-01
CIK 837985

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    -----------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   --------------


                       Commission file number   0-19141

                            CNL INCOME FUND V, LTD.
            (Exact name of registrant as specified in its charter)

                Florida                             59-2922869
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:         Name of exchange on which registered:
                  None                            Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None





                                    PART I


ITEM 1.  BUSINESS

      CNL Income Fund V, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on August 17, 1988. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on December 16, 1988, the Partnership offered for sale up to $25,000,000 in limited partnership interests (the "Units") (50,000 Units at $500 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on June 7, 1989, as of which date the maximum offering proceeds of $25,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of this Property and accepted a promissory note for the full sales price of the Property. As a result of the above transaction, the Partnership currently owns 29 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from seven to 20 years (the average being 18 years) and expire between 1997 and 2012. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $37,800 to $150,400. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-fourth to five percent) of either the purchase price paid by the Partnership for the Property or gross sales.

      Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term
has elapsed.   Additionally,  one lease provides  the lessee  an option  to purchase up to a 49 percent interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      During 1993, CNL/Longacre Joint Venture, in which the Partnership has a 66.5% interest, terminated its original lease relating to the Property in Lebanon, New Hampshire, and entered into a new lease with the same tenant. The new lease provided for reduced base rental amounts. The tenant defaulted under the terms of the lease and in February 1995, ceased operations of the restaurant on the Property. The Partnership is currently seeking a replacement tenant.

      In February 1994, the tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases and a new operator began occupying the Properties on a month-to-month basis for reduced rental amounts. In October 1994, the new operator ceased operations of the Belding Property and in October 1995, the new operator of the South Haven Property ceased operations. The Partnership is currently seeking a replacement tenant for both Properties.

Major Tenants

      During 1995, one lessee of the Partnership and its consolidated joint venture, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of December 31, 1995, Shoney's, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total rental income in 1996 and subsequent years. In addition, three Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Shoney's, Inc. or these Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      The Partnership has entered into three separate joint venture arrangements, CNL/Longacre Joint Venture, Cocoa Joint Venture and Halls Joint Venture, to purchase and hold three Properties through such joint ventures. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations, and other liabilities of the joint ventures.

      Each joint venture has an initial term of 20 to 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or unless terminated by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

      The Partnership has management control of the CNL/Longacre Joint Venture and shares management control equally with affiliates of the General Partners for Cocoa Joint Venture and Halls Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of CNL/Longacre Joint Venture, Cocoa Joint Venture and Halls Joint Venture is distributed 66.5%, 43.0% and 49.0%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

      CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 29 Properties located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 12,300 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenant as of December 31, 1995 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Shoney's, Inc. leases two Shoney's restaurants and two Captain D's restaurants with an initial term of 20 years (expiring in 2008) and average minimum base annual rent of approximately $63,000 (ranging from approximately $49,000 to $84,700).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.





                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 29, 1996, there were 2,507 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1995 and 1994 other than pursuant to the Plan, net of commissions (which ranged from zero to 19 percent).

                                  1995 (1)                1994 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter          $475   $450    $472     $460   $381    $424
      Second Quarter          475    440     452      383    327     355
      Third Quarter           475    415     442      475    460     470
      Fourth Quarter          475    340     460      475    396     432

(1) A total of 1,133 and 211 Units were transferred other than pursuant to the Plan for the years ended December 31, 1995 and 1994, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1995 and 1994, the Partnership declared cash distributions of $2,300,000 to the Limited Partners. Distributions of $575,000 were declared at the close of each of the Partnership's calendar quarters during 1995 and 1994 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA


                           1995         1994         1993         1992         1991
                        -----------  -----------  -----------  -----------  -----------
Year Ended December 31:
   Revenues (1)         $ 2,314,818  $ 2,354,981  $ 2,421,786  $ 2,474,896  $ 2,538,267
   Net income (2)         1,679,820    1,743,029    1,794,894    1,975,431    1,993,775
   Cash distributions
     declared             2,300,000    2,300,000    2,300,000    2,300,000    2,300,000
   Net income per
     Unit (2)                 33.26        34.51        35.54        39.11        39.48
   Cash distributions
     declared per Unit        46.00        46.00        46.00        46.00        46.00

At December 31:
   Total assets         $20,760,182  $21,299,865  $21,850,488  $21,749,120  $22,108,301
   Long-term
     obligations                 -            -            -            -            -


(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income or loss of the consolidated joint venture.

(2) Net income for the year ended December 31, 1995, includes $5,924 from a gain on sale of land and building.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1995, the Partnership owned 29 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1995, 1994 and 1993, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,142,918, $2,177,079 and $2,215,658 for the years ended December 31, 1995, 1994 and
1993, respectively. The decrease in cash from operations during 1995 and 1994, as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital, during each of the respective years. Cash from operations was also affected by the following during the years ended December 31, 1995, 1994 and 1993.

      During 1994, the tenant of the Properties in Belding and South Haven, Michigan, continued to be in default under the terms of a promissory note with the Partnership. In addition, in February 1994, the tenant defaulted under the terms of its leases with the Partnership and vacated the Properties. As a result, the Partnership established an allowance for doubtful accounts of $138,716 for amounts relating to the note and other rental payments due to the Partnership for these two Properties and a new operator began operating the Properties on a month-to-month basis for reduced rental amounts. The new operator ceased operations and rental payments in October 1994 and October 1995 for the Properties in Belding and South Haven, Michigan, respectively. Due to the fact that the Partnership does not expect to receive any additional amounts from the original tenant of these Properties, the Partnership reversed all past due rental and other amounts relating to these two Properties, and the related allowance for doubtful accounts of $138,716 during 1995.

      Other sources and uses of capital included the following during the years ended December 31, 1995, 1994 and 1993.

      In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property for $1,040,000, and in connection therewith, accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,004 due in July 2000. Collections commenced August 1, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. The Partnership recognized a gain of $1,571 for financial reporting purposes for the year ended December 31, 1995, and had a deferred gain in the amount of $141,641 at December 31, 1995. The mortgage note receivable balance at December 31, 1995, was $895,736 including accrued interest of $8,786 and net of the remaining deferred gain of $141,641. The General Partners anticipate that payments collected under the mortgage note will be reinvested in additional Properties or used for other Partnership purposes.

      In October 1995, the Partnership sold a portion of the land relating to its Property in Daleville, Indiana, as the result of a right of way taking.
In connection therewith, the Partnership received sales proceeds of $7,625 and recognized a gain of $4,353 for financial reporting purposes for the year ended December 31, 1995.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the year ended December 31, 1995, the corporate General Partner contributed $31,500 in connection with the operations of the Partnership. No such contributions were made during the years ended December 31, 1994 and 1993. In addition, in January 1996, the corporate General Partner contributed capital of $100,000 in connection with the operations of the Partnership.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1995, the Partnership had $319,052 invested in such short-term investments as compared to $425,600 at December 31, 1994. The balance of funds at December 31, 1995, will be used for the payment of distributions and other liabilities.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      During 1995, 1994 and 1993, affiliates of the General Partners incurred on behalf of the Partnership $114,204, $126,417 and $107,496, respectively, for certain operating expenses. As of December 31, 1995 and 1994, the Partnership owed $61,519 and $19,934, respectively, to affiliates for such amounts and accounting and administrative services. Amounts payable to other parties, including distributions payable, increased to $673,098 at December 31, 1995, from $663,368 at December 31, 1994. Liabilities at December 31, 1995, to the extent they exceed cash and cash equivalents at December 31, 1995, will be paid from future cash from operations, from General Partner capital contributions of $100,000 received in January 1996, from amounts collected under the mortgage note described above or, in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

      Based primarily on current and anticipated future cash from operations, and to a lesser extent additional capital contributions from the General Partners, the Partnership declared distributions to the Limited Partners of $2,300,000 for each of the years ended December 31, 1995, 1994 and 1993. This represents distributions of $46 per Unit for each of the years ended December 31, 1995, 1994 and 1993. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the General Partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

Results of Operations

      During 1995, 1994 and 1993, the Partnership owned and leased 27 wholly owned Properties (including one Property in Myrtle Beach, South Carolina, which was sold in August 1995). In addition, during 1995, 1994 and 1993, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property. As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 29 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,800 to $150,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-fourth to five percent) of either the purchase price paid by the Partnership for the Property or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, earned $2,068,342, $2,174,472 and $2,230,589, respectively, in rental income from operating leases and earned income from direct financing leases. Rental income in 1995, as compared to 1994, decreased approximately $51,400 as a result of the sale of its Property in Myrtle Beach, South Carolina, in August 1995, as described above in "Liquidity and Capital Resources."

      In addition, rental and earned income in 1995 and 1994, each as compared to the prior year, decreased approximately $51,000 and $36,700, respectively, as a result of the fact that in February 1994, the former tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases and the Partnership began accepting reduced rent on a month-to-month basis from a new operator as discussed above in Item 1. Business - Leases. The new operator ceased operations and rental payments for the Property in Belding, Michigan, in October 1994. In addition, in October 1995, the new operator ceased operations of the Property in South Haven, Michigan, after becoming delinquent with its rental payments. Due to the fact that the Partnership does not expect to receive any additional amounts from the original tenant of these Properties, the Partnership reversed all past due rental and other amounts relating to these two Properties, and the related allowance for doubtful accounts of approximately $153,800 for the year ended December 31, 1995. The Partnership currently is not receiving any rental income relating to these two Properties and the General Partners are seeking replacement tenants for these Properties.

      Rental income in 1994, as compared to 1993, also decreased approximately $58,800 as a result of the Partnership's consolidated joint venture increasing its allowance for doubtful accounts for rental amounts unpaid by the tenant of the Property in Lebanon, New Hampshire. The tenant defaulted under the terms of the lease and in February 1995, ceased operations of the restaurant on the Property; therefore, the General Partners are currently seeking a replacement tenant for this Property. Due to the fact that the joint venture does not expect to receive any additional amounts relating to this Property from the former tenant, the joint venture reversed all past due rental and other amounts relating to this Property, and the related allowance for doubtful accounts of approximately $275,500 during 1995.

      Rental and earned income for 1996 are expected to remain at reduced amounts until such time as the Partnership executes new leases for its Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire.

      Rental and earned income also decreased approximately $16,300 during 1994, as compared to 1993, due to the fact that effective January 1994, the leases relating to the Properties in Daleville and New Castle, Indiana, were amended to provide for the payment of reduced annual rent with no scheduled rent increases. However, the lease amendments provide for lower percentage rent breakpoints, as compared to the original lease agreements, a change that is designed to result in higher annual percentage rent payments at any time that percentage rent becomes due. The General Partners anticipate that total rental payments under the amended leases will be equal to or greater than the original leases during the terms of the leases. As a result of the lease amendments, the lease relating to the Property in New Castle, Indiana, was reclassified from a direct financing lease to an operating lease during 1994.

      The decrease in rental and earned income during 1994, was partially offset by (i) an increase of approximately $18,000 due to the fact that during 1993 the Partnership reversed accrued rental income previously recorded and associated with the former tenant of the Property in Franklin, Tennessee, and
(ii) an increase of approximately $31,600 due to the fact that the Partnership entered into a new lease relating to this Property in August 1993, which resulted in a full year of rental income during 1994.

      For the years ended December 31, 1995, 1994 and 1993, the Partnership earned $104,455, $115,011 and $113,375, respectively, in contingent rental income. The decrease in contingent rental income during 1995, as compared to 1994, is primarily attributable to a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income. However, contingent rental income increased approximately $7,700 and $3,900 in 1995 and 1994, respectively, each as compared to the prior year, as a result of the lower percentage rent breakpoints provided for in the lease amendments for the Properties in Daleville and New Castle, Indiana, as described above. The increase in contingent rental income during 1994 was partially offset by a decrease as a result of (i) decreased gross sales relating to certain restaurant Properties and (ii) the default of the tenant of the Properties in Belding and South Haven, Michigan.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership earned $83,180, $11,002 and $14,252 in interest and other income. The increase in interest and other income during 1995, as compared to 1994, was primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Myrtle Beach, South Carolina, in August 1995. Interest and other income also increased during 1995, as compared to 1994, as the result of recognizing storage income from holding the restaurant equipment of the former tenant of the Property in Lebanon, New Hampshire, on behalf of the tenant's lender, who repossessed the restaurant equipment from the tenant.

      In addition, for the years ended December 31, 1995, 1994 and 1993, the Partnership earned $47,018, $47,219 and $45,711, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer.

      During the years ended December 31, 1995, 1994 and 1993, one lessee of the Partnership and its consolidated joint venture, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of December 31, 1995, Shoney's, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Shoney's, Inc. will continue to contribute more than ten percent of the Partnership's total
rental income during 1996 and subsequent years.    In addition, three
Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental income in 1995 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of Shoney's, Inc. or these Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $640,922, $611,952 and $626,892 for the years ended December 31, 1995,
1994 and 1993, respectively. Operating expenses increased during 1995 primarily as the result of an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources."

      The decrease in operating expenses during 1994, as compared to 1993, was partially attributable to the fact that in 1993, CNL/Longacre Joint Venture incurred taxes relating to the filing of various state tax returns and the Partnership incurred expenses in locating a new tenant for the Property in Franklin, Tennessee. In addition, during 1993, the Partnership expensed approximately $17,700 in unamortized lease costs relating to the lease with the former tenant of the Property in Franklin, Tennessee. No such amounts were incurred in 1994 or 1995.

      During the year ended December 31, 1994, the Partnership recorded a loss upon the termination of the leases relating to the Properties in Belding and South Haven, Michigan. As a result of the lease terminations, the Partnership reclassified these leases from direct financing leases to operating leases, whereby the Properties were recorded at cost. Due to the fact that the net carrying value of the Properties as direct financing leases exceeded the cost of the Properties, the Partnership recognized a loss during 1994 for financial reporting purposes only. In addition, the Partnership accrued approximately $26,500, $38,900 and $22,700 during the years ended December 31, 1995, 1994 and 1993, for real estate taxes relating to these two Properties. The Partnership expects to continue to incur real estate tax and other expenses relating to these two Properties until such time as new leases are executed for such Properties.

      Operating expenses during 1995 and 1993 also included approximately $20,600 and $48,400, respectively, in real estate taxes relating to the Property in Lebanon, New Hampshire, as to which the tenant defaulted under the terms of its lease and in February 1995, ceased operations of the restaurant Property. The tenant was responsible for payment of the taxes; however, the Partnership accrued amounts in 1993 relating to the current and prior years due to the fact that the tenant had not paid the taxes. During 1994, the Partnership collected escrowed real estate taxes from the tenant sufficient to pay the 1994 taxes; therefore, no expense was recorded for 1994. The Partnership expects to continue to incur real estate tax and other expenses relating to the Property in Lebanon, New Hampshire, until such time as a new lease is executed for such Property.

      Depreciation expense decreased during 1995, as compared to 1994, as a result of the sale of the Property in Myrtle Beach, South Carolina. In addition, depreciation expense increased during 1994, as compared to 1993, due to the reclassification of the leases relating to the Properties in New Castle, Indiana, and Belding and South Haven, Michigan, from direct financing leases to operating leases during 1994.

      In addition, in connection with the sale of its Property in Myrtle Beach, South Carolina, as described above in "Liquidity and Capital Resources," for $1,040,000, the Partnership recognized a gain for financial reporting purposes of $1,571 for the year ended December 31, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale using the installment sales method. As such, the gain on sale was deferred and is being recognized as income proportionately as payments under the mortgage note are collected. Therefore, the balance of the deferred gain of $141,641 at December 31, 1995, will be recognized as income in future periods as payments are collected. For federal income tax purposes, a gain of approximately $136,900 from the sale of this Property was also deferred and is being recognized as payments under the mortgage note are collected. In October 1995, the Partnership also sold a portion of the land relating to its Property in Daleville, Indiana, as the result of a right of way taking and recognized a gain for financial reporting purposes of $4,353 during the year ended December 31, 1995. No Properties were sold during the years ended December 31, 1994 and 1993.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The General Partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1995, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the operating margins of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                    Page
                                                                    ----

Report of Independent Accountants                                    13

Financial Statements:

  Balance Sheets                                                     14

  Statements of Income                                               15

  Statements of Partners' Capital                                    16

  Statements of Cash Flows                                           17

  Notes to Financial Statements                                      20







                       Report of Independent Accountants
                       ---------------------------------


To the Partners
CNL Income Fund V, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund V, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                 /s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 20, 1996






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                         December 31,
              ASSETS                                 1995            1994
                                                  -----------     -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                    $16,640,635     $17,935,158
Net investment in direct financing
  leases                                            1,987,793       2,033,245
Investment in joint ventures                          473,138         479,525
Mortgage note receivable, less
  deferred gain                                       895,736              -
Cash and cash equivalents                             319,052         425,600
Receivables, less allowance for
  doubtful accounts of $4,490
  and $430,464                                         68,204          81,731
Prepaid expenses                                       11,921          11,387
Accrued rental income                                 309,357         278,873
Other assets                                           54,346          54,346
                                                  -----------     -----------

                                                  $20,760,182     $21,299,865
                                                  ===========     ===========


    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    13,963     $     4,562
Accrued and escrowed real estate
  taxes payable                                        84,135          83,806
Distributions payable                                 575,000         575,000
Due to related parties                                 61,519          19,934
Rents paid in advance                                  29,370          19,865
                                                  -----------     -----------
    Total liabilities                                 763,987         703,167

Minority interest                                     301,435         313,258

Partners' capital                                  19,694,760      20,283,440
                                                  -----------     -----------

                                                  $20,760,182     $21,299,865
                                                  ===========     ===========


                See accompanying notes to financial statements.






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                                 Year Ended December 31,
                                              1995        1994        1993
                                           ----------  ----------  ----------

Revenues:
  Rental income from operating leases $1,878,584 $1,980,954 $1,858,993 Earned income from direct financing
    leases                                    189,758     193,518     371,596
  Contingent rental income                    104,455     115,011     113,375
  Interest and other income                    83,180      11,002      14,252
                                           ----------  ----------  ----------
                                            2,255,977   2,300,485   2,358,216
                                           ----------  ----------  ----------

Expenses:
  General operating and administra-
    tive                                      157,741      94,279     110,863
  Professional services                        20,741      24,641      37,231
  Bad debt expense                              1,541       4,788          -
  Real estate taxes                            47,182      36,926      71,907
  State and other taxes                        15,982      17,740      44,472
  Loss on termination of direct
    financing leases                               -       30,431          -
  Depreciation and amortization               397,735     403,147     362,419
                                           ----------  ----------  ----------
                                              640,922     611,952     626,892
                                           ----------  ----------  ----------

Income Before Minority Interest
  in Loss of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures
  and Gain on Sale of Land and
  Building                                  1,615,055   1,688,533   1,731,324

Minority Interest in Loss of
  Consolidated Joint Venture                   11,823       7,277      17,859

Equity in Earnings of Unconsoli-
  dated Joint Ventures                         47,018      47,219      45,711

Gain on Sale of Land and Building               5,924          -           -
                                           ----------  ----------  ----------

Net Income                                 $1,679,820  $1,743,029  $1,794,894
                                           ==========  ==========  ==========

Allocation of Net Income:
  General partners                         $   16,754  $   17,430  $   17,949
  Limited partners                          1,663,066   1,725,599   1,776,945
                                           ----------  ----------  ----------

                                           $1,679,820  $1,743,029  $1,794,894
                                           ==========  ==========  ==========


Net Income Per Limited Partner Unit        $    33.26  $    34.51  $    35.54
                                           ==========  ==========  ==========

Weighted Average Number of Limited
  Partner Units Outstanding                    50,000      50,000      50,000
                                           ==========  ==========  ==========



                See accompanying notes to financial statements.





                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                Years Ended December 31, 1995, 1994 and 1993


                                General Partners                      Limited Partners
                               ------------------   ----------------------------------------------------
                                          Accumu-                                  Accumu-
                               Contri-    lated       Contri-       Distri-        lated      Syndication
                               butions   Earnings     butions       butions       Earnings       Costs        Total
                               -------   --------   -----------  ------------   -----------   -----------  -----------
Balance, December 31, 1992     $46,000   $ 74,327   $25,000,000  $ (8,268,240)  $ 7,358,430   $(2,865,000) $21,345,517

  Distributions to limited
    partners ($46 per
    limited partner unit)           -          -             -     (2,300,000)           -             -    (2,300,000)
  Net income                        -      17,949            -             -      1,776,945            -     1,794,894
                               -------   --------   -----------  ------------   -----------   -----------  -----------

Balance, December 31, 1993      46,000     92,276    25,000,000   (10,568,240)    9,135,375    (2,865,000)  20,840,411

  Distributions to limited
    partners ($46 per
    limited partner unit)           -          -             -     (2,300,000)           -             -    (2,300,000)
  Net income                        -      17,430            -             -      1,725,599            -     1,743,029
                               -------   --------   -----------  ------------   -----------   -----------  -----------

Balance, December 31, 1994      46,000    109,706    25,000,000   (12,868,240)   10,860,974    (2,865,000)  20,283,440

  Contributions from general
    partner                     31,500         -             -             -             -             -        31,500
  Distributions to limited
    partners ($46 per
    limited partner unit)           -          -             -     (2,300,000)           -             -    (2,300,000)
  Net income                        -      16,754            -             -      1,663,066            -     1,679,820
                               -------   --------   -----------  ------------   -----------   -----------  -----------

Balance, December 31, 1995     $77,500   $126,460   $25,000,000  $(15,168,240)  $12,524,040   $(2,865,000) $19,694,760
                               =======   ========   ===========  ============   ===========   ===========  ===========


                               See accompanying notes to financial statements.





                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                              Year Ended December 31,
                                          1995          1994         1993
                                       -----------   -----------  -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants     $ 2,216,111   $ 2,272,510  $ 2,349,015
        Distributions from uncon-
          solidated joint ventures          53,405        52,701       52,571
        Cash paid for expenses            (173,597)     (155,948)    (196,578)
        Interest received                   46,999         7,816       10,650
                                       -----------   -----------  -----------
            Net cash provided by
              operating activities       2,142,918     2,177,079    2,215,658
                                       -----------   -----------  -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          portion of land for
          right of way purposes              7,625            -            -
        Collections on mortgage
          note receivable                   11,409            -            -
                                       -----------   -----------  -----------
            Net cash provided by
              investing activities          19,034            -            -
                                       -----------   -----------  -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                           31,500            -            -
        Distributions to limited
          partners                      (2,300,000)   (2,300,000)  (1,735,129)
        Distributions to holder of
          minority interest                     -             -       (10,725)
                                       -----------   -----------  -----------
            Net cash used in
              financing activities      (2,268,500)   (2,300,000)  (1,745,854)
                                       -----------   -----------  -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                    (106,548)     (122,921)     469,804

Cash and Cash Equivalents at
  Beginning of Year                        425,600       548,521       78,717
                                       -----------   -----------  -----------

Cash and Cash Equivalents at End
  of Year                              $   319,052   $   425,600  $   548,521
                                       ===========   ===========  ===========

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                         $ 1,679,820   $ 1,743,029  $ 1,794,894
                                       -----------   -----------  -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Loss on termination of
          direct financing leases               -         30,431           -
        Depreciation                       397,735       402,980      341,680
        Minority interest in loss
          of consolidated joint
          venture                          (11,823)       (7,277)     (17,859)
        Amortization                            -            167       20,739
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                      6,387         5,482        6,860
        Gain on sale of land
          and building                      (5,924)           -            -
        Increase in accrued
          interest on mortgage
          note receivable                   (8,786)           -            -
        Decrease in receivables             13,527        13,656       15,871
        Decrease (increase) in
          prepaid expenses                    (534)        1,383       (4,262)
        Decrease in net investment
          in direct financing
          leases                            42,180        38,532       24,185
        Increase in accrued rental
          income                           (30,484)      (64,929)     (36,637)
        Increase in accounts
          payable and accrued
          expenses                           9,730         3,982       64,276
        Increase in due to related
          parties                           41,585        10,513        5,334
        Increase (decrease) in
          rents paid in advance              9,505          (870)         577
                                       -----------   -----------  -----------
            Total adjustments              463,098       434,050      420,764
                                       -----------   -----------  -----------

Net Cash Provided by Operating
  Activities                           $ 2,142,918   $ 2,177,079  $ 2,215,658
                                       ===========   ===========  ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Net investment in direct
      financing leases reclassi-
      fied to land and buildings
      on operating leases as a
      result of lease amendment
      or termination                   $        -    $ 1,987,609  $        -
                                       ===========   ===========  ===========

    Mortgage note accepted
      in connection with
      sale of land
      and building                     $ 1,040,000   $        -   $        -
                                       ===========   ===========  ===========

    Distributions declared and
      unpaid at December 31            $   575,000   $   575,000  $   575,000
                                       ===========   ===========  ===========



                See accompanying notes to financial statements.








                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1995, 1994 and 1993


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Land and Buildings on Operating Leases - Generally, land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives ranging from 25 to 30 years. When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains and losses from sales are reflected in income in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." For any sales in which the installment sales method applies, gain resulting from the sale of land and building is deferred and the gain is recognized proportionately as the sales value is collected. For any sales in which the full accrual method applies, gain resulting from the sale of land and building is recognized at the date of sale and is reflected in income.

      The properties will be written down to net realizable value in the event the general partners believe that the undepreciated cost cannot be recovered through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties.

      Lease Accounting and Rental Income - Land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using either the direct financing or the operating method. Such methods are described below:

            Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

            Operating method - Generally, land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

      When the collection of amounts recorded as rental or other income are considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership accounts for its 66.5% interest in CNL/Longacre Joint Venture, a Florida general partnership, using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      The Partnership's investments in Cocoa Joint Venture and Halls Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and properties.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The general partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, four leases have been classified as direct financing leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:

                                                  1995          1994
                                               -----------   -----------

            Land                               $ 7,666,704   $ 7,926,931
            Buildings                           11,102,384    11,881,287
                                               -----------   -----------
                                                18,769,088    19,808,218
            Less accumulated
              depreciation                      (2,128,453)   (1,873,060)
                                               -----------   -----------

                                               $16,640,635   $17,935,158
                                               ===========   ===========

      In August 1995, the Partnership sold its property in Myrtle Beach, South Carolina, to the tenant for $1,040,000 and accepted the sales proceeds in the form of a promissory note (Note 6). The total carrying value of the property was $896,788, including acquisition fees and miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $1,571 for the year ended December 31, 1995, and had a deferred gain in the amount of $141,641 at December 31, 1995 (Note 6).

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1995, 1994 and 1993, the Partnership recognized $30,484, $64,929 and $36,637, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1995:

            1996                                             $ 1,744,714
            1997                                               1,727,951
            1998                                               1,698,635
            1999                                               1,708,363
            2000                                               1,736,212
            Thereafter                                        13,610,416
                                                             -----------

                                                             $22,226,291
                                                             ===========

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of the net investment in direct financing leases at December 31:

                                                 1995            1994
                                             -----------     -----------

            Minimum lease payments
              receivable                     $ 3,043,263     $ 3,275,201
            Estimated residual
              values                             828,783         832,055
            Less unearned income              (1,884,253)     (2,074,011)
                                             -----------     -----------

            Net investment in direct
              financing leases               $ 1,987,793     $ 2,033,245
                                             ===========     ===========

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1995:

            1996                                              $  231,938
            1997                                                 231,938
            1998                                                 231,938
            1999                                                 231,938
            2000                                                 231,938
            Thereafter                                         1,883,573
                                                              ----------

                                                              $3,043,263
                                                              ==========

      In October 1995, the Partnership sold a portion of land relating to its Property in Daleville, Indiana, in connection with a right of way taking and received sales proceeds of $7,625. In connection therewith, the Partnership recognized a gain of $4,353 for financial reporting purposes for the year ended December 31, 1995.

      During the year ended December 31, 1994, two of the Partnership's leases were terminated. As a result of the lease terminations, the Partnership reclassified these leases from direct financing leases to operating leases, whereby the properties were recorded at cost. Due to the fact that the net carrying value of the properties as direct financing leases exceeded the cost of the properties, the Partnership recognized a loss of $30,431 for financial reporting purposes for the year ended December 31, 1994.

5.    Investment in Joint Ventures:
      ----------------------------

      The Partnership has a 43 percent and a 49 percent interest in the profits and losses of Cocoa Joint Venture and Halls Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

      Cocoa Joint Venture and Halls Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                 1995            1994
                                              ----------      ----------
            Land and buildings on
              operating leases, less
              accumulated depreciation        $  967,182      $  987,958
            Cash                                     112             373
            Prepaid expenses                          80              -
            Accrued rental income                 58,970          52,035
            Other assets                              -               11
            Liabilities                              447             644
            Partners' capital                  1,025,897       1,039,733
            Revenues                             124,356         124,058
            Net income                           100,215         100,632

      The Partnership recognized income totalling $47,018, $47,219 and $45,711 for the years ended December 31, 1995, 1994 and 1993, respectively, from these joint ventures.

6.    Mortgage Note Receivable:
      ------------------------

      In connection with the sale of its property in Myrtle Beach, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,004 due in July 2000.

      The mortgage note receivable consisted of the following at December 31, 1995:

            Principal balance                                $1,028,591
            Accrued interest receivable                           8,786
            Less deferred gain on sale
              of land and building                             (141,641)
                                                             ----------

                                                             $  895,736
                                                             ==========

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the year-end fair value of significant financial instruments. The general partners believe, based upon the current terms, that the estimated fair value of the Partnership's mortgage note receivable is $1,037,377. The difference between the carrying value and the estimated fair value of the mortgage note receivable represents the deferred gain on the sale of land and building that is being recognized as income proportionately as payments under the note are collected.

7.    Allocations and Distributions:
      -----------------------------

      All net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

      Any gain from the sale of a property is,in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During each of the years ended December 31, 1995, 1994 and 1993, the Partnership declared distributions to the limited partners of $2,300,000. No distributions have been made to the general partners to date.

8.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                         1995        1994        1993
                                      ----------  ----------  ----------

            Net income for financial
              reporting purposes      $1,679,820  $1,743,029  $1,794,894

            Depreciation for tax
              reporting purposes in
              excess of depreciation
              for financial reporting
              purposes                   (26,980)    (31,009)    (92,309)

            Gain on disposition of
              land and building for
              financial reporting
              purposes in excess of
              gain for tax reporting
              purposes                       (69)
                                                           -
                                                                       -

            Direct financing leases
              recorded as operating
              leases for tax reporting
              purposes                    42,180      38,532      24,185

            Loss on termination of
              direct financing leases         -       30,431          -

            Equity in earnings of
              unconsolidated joint
              ventures for tax
              reporting purposes less
              than equity in earnings
              of unconsolidated joint
              ventures for financial
              reporting purposes          (2,926)     (3,954)     (2,448)

            Allowance for doubtful
              accounts                  (150,480)     35,321       8,239

            Accrued rental income        (30,484)    (64,929)    (36,637)

            Rents paid in advance          9,505        (870)        577

            Minority interest in
              timing differences of
              consolidated joint
              venture                       (370)       (370)     36,952
                                      ----------  ----------  ----------

            Net income for federal
              income tax purposes     $1,520,196  $1,746,181  $1,733,453
                                      ==========  ==========  ==========

9.    Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1995, 1994 and 1993, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1995, 1994 and 1993, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees are payable only after the limited partners receive their 10% Preferred Return. Due to the subordinated nature of these fees, no management fees have been incurred since inception.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

      During the years ended December 31, 1995, 1994 and 1993, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $83,882, $47,314 and $42,252 for the years ended December 31, 1995, 1994 and 1993, respectively, for such services.

      The due to related parties at December 31, 1995 and 1994 of $61,519 and $19,934, respectively, represents amounts due to Affiliates for accounting and administrative services and for expenditures incurred on behalf of the Partnership.

10.   Concentration of Credit Risk:
      ----------------------------

      For the years ended December 31, 1995, 1994 and 1993, total rental and earned income from Shoney's, Inc. was $247,353, $248,176 and $253,355, respectively, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures).

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                          1995        1994        1993
                                        --------    --------    --------

            Denny's                     $314,057    $307,596    $321,062
            Wendy's Old Fashioned
              Hamburger Restaurant       278,127     280,075     293,096
            Perkins                      226,898     278,754     283,595
            Hardees                      183,123     237,671     273,317

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.   Subsequent Event:
      ----------------

      In January 1996, the corporate general partner contributed capital of $100,000 in connection with the operations of the Partnership.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Investment Company, CNL Fund Advisors, Inc., and CNL Group, Inc. and its affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996.

      James M. Seneff, Jr., age 49, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors and Chief Executive Officer since its formation in 1973. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chairman of the Board and Chief Executive Officer of CNL Investment Company and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as Chairman of the Board and Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 48, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer and since February 1996, of Commercial Net Lease
Realty, Inc.   In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, and as Secretary and Treasurer since February 1996, of CNL Realty Advisors, Inc. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P. A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Investment Company, which through December 31, 1994, provided certain management services in connection with the Partnership and its Properties, is a corporation organized in 1990 under the laws of the State of Florida. Its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Investment Company is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Income Fund Advisors, Inc., for the period January 1, 1995 through September 30, 1995, provided certain management services in connection with the Partnership and its Properties following the assignment by CNL Investment Company of its rights and obligations under the management agreement. CNL Income Fund Advisors, Inc. was a corporation organized in 1994 under the laws of the State of Florida, and its principal office was located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services. CNL Income Fund Advisors, Inc. merged with CNL Fund Advisors, Inc. effective January 1, 1996.

      CNL Fund Advisors, Inc., effective October 1, 1995, began providing certain management services in connection with the Partnership and its Properties following the assignment by CNL Income Fund Advisors, Inc. of its rights and obligations under the management agreement. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and six corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 37, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a Certified Public Accountant.

      Lynn E. Rose, age 47, a certified public accountant, has served as Chief Financial Officer and Secretary of CNL Group, Inc. since December 1993, and served as Controller and Secretary of CNL Group, Inc. from 1987 until December 1993. She has served as Chief Operating Officer of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary and Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and Secretary and Treasurer of CNL Fund Advisors, Inc. since its inception in 1994. Ms. Rose also has served as Chief Financial Officer, Secretary and Treasurer of CNL American Properties Fund, Inc. since its inception in 1994. In addition, Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 200 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a Certified Public Accountant in 1979.

      Jeanne A. Wall, age 37, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since its inception in 1994, and as Executive Vice President of CNL American Properties, Inc. since its inception in 1994. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 29, 1996, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 29, 1996, the beneficial ownership interests of the General Partners in the Registrant.

         Title of Class            Name of Partner     Percent of Class
         --------------            ---------------     ----------------

  General Partnership Interests    James M. Seneff, Jr.       45%
                                   Robert A. Bourne           45%
                                   CNL Realty Corporation     10%
                                                             ----
                                                             100%
                                                             ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1995, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                          Amount Incurred
 Type of Compensation                                       For the Year
     and Recipient         Method of Computation      Ended December 31, 1995
- ---------------------      ---------------------      -----------------------

Reimbursement to          Operating expenses are     Operating expenses
affiliates for            reimbursed at the lower    incurred on behalf of
operating expenses        of cost or 90 percent of   the Partnership:
                          the prevailing rate at     $114,204
                          which comparable
                          services could have been   Accounting and
                          obtained in the same       administrative services:
                          geographic area.           $83,882
                          Affiliates of the
                          General Partners from
                          time to time incur
                          certain operating
                          expenses on behalf of
                          the Partnership for
                          which the Partnership
                          reimburses the
                          affiliates without
                          interest.


Annual, subordinated      One percent of the sum        $ - 0 -
management fee to         of gross operating
affiliates                revenues from Properties
                          wholly owned by the
                          Partnership plus the
                          Partnership's allocable
                          share of gross revenues
                          of joint ventures in
                          which the Partnership is
                          a co-venturer,
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.  The
                          management fee will not
                          exceed competitive fees
                          for comparable services.


Deferred, subordinated    A deferred, subordinated      $ - 0 -
real estate               real estate disposition
disposition fee           fee, payable upon sale
payable to affiliates     of one or more
                          Properties, in an amount
                          equal to the lesser of
                          (i) one-half of a
                          competitive real estate
                          commission, or (ii)
                          three percent of the
                          sales price of such
                          Property or Properties.
                          Payment of such fee
                          shall be made only if
                          affiliates of the
                          General Partners provide
                          a substantial amount of
                          services in connection
                          with the sale of a
                          Property or Properties
                          and shall be
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.


General Partners'         A deferred, subordinated      $ - 0 -
deferred, sub-            share equal to one
ordinated share of        percent of Partnership
Partnership net cash      distributions of net
flow                      cash flow, subordinated
                          to certain minimum
                          returns to the Limited
                          Partners.


General Partners'         A deferred, subordinated      $ - 0 -
deferred, sub-            share equal to five
ordinated share of        percent of Partnership
Partnership net sales     distributions of such
proceeds from a sale      net sales proceeds,
or sales                  subordinated to certain
                          minimum returns to the
                          Limited Partners.





                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.   Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1995 and 1994

            Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

            Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Financial Statements

      2.   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1995

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1995

            Schedule IV - Mortgage Loan on Real Estate at December 31, 1995

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.   Exhibits

      3.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

      4.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 and incorporated herein by reference.)

      4.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

      10.1 Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

      10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

      10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.




                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1996.


                                    CNL INCOME FUND V, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                           -----------------------------
                                          JAMES M. SENEFF, JR.





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                      Date
      ---------                    -----                      ----

/s/ Robert A. Bourne       President, Treasurer and        March 28, 1996
- ------------------------   Director (Principal
Robert A. Bourne           Financial  and
                           Accounting  Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 28, 1996
- ------------------------   and Director (Principal
James M. Seneff, Jr.       Executive  Officer)





                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1995, 1994 and 1993



                                         Additions
                                  -----------------------
                      Balance at  Charged to  Charged to                 Balance
                       Beginning   Costs and    Other                    at End
Year   Description      of Year    Expenses    Accounts    Deductions    of Year
- ----   -----------    ----------  ----------  -----------  -----------  --------


1993   Allowance for
         doubtful
         accounts (a)  $111,410     $19,210    $144,872(b)  $     -     $275,492
                       ========     =======    ========     ========    ========


1994   Allowance for
         doubtful
         accounts (a)  $275,492     $ 4,788    $150,184(b)  $     -     $430,464
                       ========     =======    ========     ========    ========


1995   Allowance for
         doubtful
         accounts (a)  $430,464     $    -     $ 19,561(b)  $445,535(c) $  4,490
                       ========     =======    ========     ========    ========

       (a)  Deducted from receivables on the balance sheet.

       (b)  Reduction of rental and other income.

       (c)  Amounts written off as uncollectible.





                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995



                                   (A)        (B)        (C)      (D)      (E)

                                                              Costs Capitalized
                                                                   Subsequent
                                              Initial Cost      To Acquisition
                                     ----------------------- -------------------
                                                 Buildings
                             Encum-                 and        Improve- Carrying
                            brances     Land    Improvements    ments     Costs
                            -------  ---------- ------------ ---------- --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, GA          -   $  482,070   $       -  $  368,416 $     -

    Captain D's Restaurant:
      Belleville, IL             -      186,050      383,781         -        -

    Denny's Restaurant:
      New Castle, Indiana        -      117,394      471,340         -        -
      Port Orange, FL            -      530,689      506,630     53,247       -

    Golden Corral Family
      Steakhouse Restaurants:
        Livingston, TX           -      156,382      429,107         -        -
        Victoria, TX             -      504,787      742,216         -        -

    Hardee's Restaurants:
      Richmond, IN               -      267,763           -     474,121       -
      Belding, MI                -      113,884      564,805         -        -
      Connorsville, IN           -      279,665           -     466,137       -
      South Haven, MI            -      120,847      599,339         -        -

    KFC Restaurant:
      Salem, NH                  -      654,024           -     511,053       -

    Perkins Restaurants:
      Port St. Lucie, FL         -      586,159           -     674,446       -

    Pizza Hut Restaurant:
      Mexia, TX                  -      237,944      200,501         -        -

    Ponderosa Steakhouse
      Restaurant:
        St. Cloud, FL            -      382,634           -     670,476       -

    Shoney's Restaurant:
      Tyler, TX                  -      312,404      533,990         -        -

    Taco Bell Restaurants:
      Bountiful, UT              -      330,164           -     319,511       -
      Centralia, WA              -      215,302           -     378,836       -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Tampa, FL                -      336,218      462,400         -        -
        Tampa, FL                -      290,479      430,134         -        -
        Endicott, NY             -      277,965      243,839         -        -
        Ithaca, NY               -      310,462      208,618         -        -

    Other:
      Lebanon, NH (e)            -      448,724           -     696,741       -
      Franklin, TN (f)           -      524,694           -     712,700       -
                                     ----------   ---------- ---------- --------

                                     $7,666,704   $5,776,700 $5,325,684 $     -
                                     ==========   ========== ========== ========

Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, FL                  -   $  183,229   $  192,857 $      -   $     -
                                     ==========   ========== ========== ========

Property of Joint Venture
  in Which the Partnership
  has a 49% Interest and
  has Invested in Under
  an Operating Lease:

    Burger King Restaurant:
      Knoxville, TN              -   $  283,961   $  430,406 $      -   $     -
                                     ==========   ========== ========== ========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Captain D's Restaurant:
      Zanesville, OH             -   $   99,651   $  390,518 $      -   $     -

    Denny's Restaurants:
      Dalesville, IN             -      125,562      458,914        -         -
      Huron, OH                  -       27,418      456,139        -         -

    Shoney's Restaurant:
      Smyrna, TN                 -      129,757      480,003        -         -
                                     ----------   ---------- ---------  --------

                                     $  382,388   $1,785,574 $      -   $     -
                                     ==========   ========== =========  ========






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995



                               (F)         (G)             (H)         (I)

                                Gross Amount at Which Carried
                                    at Close of Period (c)
                            -------------------------------------
                                         Buildings
                                            and                     Accumulated
                               Land     Improvements       Total    Depreciation
                            ----------  ------------    ----------- ------------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, GA     $  482,070   $   368,416    $   850,486 $   79,824

    Captain D's Restaurant:
      Belleville, IL           186,050       383,781        569,831     86,884

    Denny's Restaurant:
      New Castle, IN           117,394       471,340        588,734     37,569
      Port Orange, FL          530,689       559,877      1,090,566    119,212

    Golden Corral Family
      Steakhouse Restaurants:
        Livingston, TX         156,382       429,107        585,489     90,587
        Victoria, TX           504,787       742,216      1,247,003    149,295

    Hardee's Restaurants:
      Richmond, IN             267,763       474,121        741,884    106,019
      Belding, MI              113,884       564,805        678,689     43,129
      Connorsville, IN         279,665       466,137        745,802     99,763
      South Haven, MI          120,847       599,339        720,186     45,766

    KFC Restaurant:
      Salem, NH                654,024       511,053      1,165,077    100,792

    Perkins Restaurants:
      Port St. Lucie, FL       586,159       674,446      1,260,605    130,205

    Pizza Hut Restaurant:
      Mexia, TX                237,944       200,501        438,445     45,113

    Ponderosa Steakhouse
      Restaurant:
        St. Cloud, FL          382,634       670,476      1,053,110    140,614

    Shoney's Restaurant:
      Tyler, TX                312,404       533,990        846,394    120,148

    Taco Bell Restaurants:
      Bountiful, UT            330,164       319,511        649,675     67,896
      Centralia, WA            215,302       378,836        594,138     76,819

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Tampa, FL              336,218       462,400        798,618    105,325
        Tampa, FL              290,479       430,134        720,613     98,572
        Endicott, NY           277,965       243,839        521,804     49,444
        Ithaca, NY             310,462       208,618        519,080     42,302

    Other:
      Lebanon, NH (e)          448,724       696,741      1,145,465    149,993
      Franklin, TN (f)         524,694       712,700      1,237,394    143,182
                            ----------   -----------    ----------- ----------

                            $7,666,704   $11,102,384    $18,769,088 $2,128,453
                            ==========   ===========    =========== ==========

Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, FL             $  183,229   $   192,857    $   376,086 $   38,624
                            ==========   ===========    =========== ==========

Property of Joint Venture
  in Which the Partnership
  has a 49% Interest and
  has Invested in Under
  an Operating Lease:
    Burger King Restaurant:
      Knoxville, TN         $  283,961   $   430,406    $   714,367 $   84,647
                            ==========   ===========    =========== ==========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Captain D's Restaurant:
      Zanesville, OH               (d)           (d)            (d)        (d)

    Denny's Restaurants:
      Dalesville, IN               (d)           (d)            (d)        (d)
      Huron, OH                    (d)           (d)            (d)        (d)

    Shoney's Restaurant:
      Smyrna, TN                   (d)           (d)            (d)        (d)







                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995



                                        (J)          (K)            (L)

                                                                    Life
                                                                  on Which
                                                                Depreciation
                                                                 in Latest
                                        Date                       Income
                                       of Con-       Date       Statement is
                                      struction    Acquired       Computed
                                      ---------    --------     ------------


Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, GA                    1989       04/89              (b)

    Captain D's Restaurant:
      Belleville, IL                       1988       03/89              (b)

    Denny's Restaurant:
      New Castle, IN                       1989       02/89              (g)
      Port Orange, FL                      1989       07/89              (b)

    Golden Corral Family
      Steakhouse Restaurants:
        Livingston, TX                     1986       09/89              (b)
        Victoria, TX                       1989       12/89              (b)

    Hardee's Restaurants:
      Richmond, IN                         1989       02/89              (b)
      Belding, MI                          1989       03/89              (h)
      Connorsville, IN                     1989       03/89              (b)
      South Haven, MI                      1989       03/89              (h)

    KFC Restaurant:
      Salem, NH                            1990       05/89              (b)

    Perkins Restaurants:
      Port St. Lucie, FL                   1990       11/89              (b)

    Pizza Hut Restaurant:
      Mexia, TX                            1985       03/89              (b)

    Ponderosa Steakhouse
      Restaurant:
        St. Cloud, FL                      1989       06/89              (b)

    Shoney's Restaurant:
      Tyler, TX                            1988       03/89              (b)

    Taco Bell Restaurants:
      Bountiful, UT                        1989       05/89              (b)
      Centralia, WA                        1989       08/89              (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Tampa, FL                          1987       02/89              (b)
        Tampa, FL                          1980       02/89              (b)
        Endicott, NY                       1976       12/89              (b)
        Ithaca, NY                         1977       12/89              (b)

    Other:
      Lebanon, NH (e)                      1989       03/89              (b)
      Franklin, TN (f)                     1989       06/89              (b)


Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, FL                            1986       12/89              (b)



Property of Joint Venture
  in Which the Partnership
  has a 49% Interest and
  has Invested in Under
  an Operating Lease:
    Burger King Restaurant:
      Knoxville, TN                        1985       01/90              (b)



Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Captain D's Restaurant:
      Zanesville, OH                       1988       03/89              (d)

    Denny's Restaurants:
      Dalesville, IN                       1974       02/89              (d)
      Huron, OH                            1971       05/89              (d)

    Shoney's Restaurant:
      Smyrna, TN                           1988       03/89              (d)







                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1994, 1993 and 1992, are summarized as follows:

                                                            Accumulated
                                                  Cost      Depreciation
                                               -----------  ------------

            Properties the Partnership has
              Invested in Under Operating
              Leases:

                Balance, December 31, 1992     $17,820,609    $1,128,400
                Depreciation expense                    -        341,680
                                               -----------    ----------

                Balance, December 31, 1993      17,820,609     1,470,080
                Reclassified from direct
                  financing leases               1,987,609            -
                Depreciation expense                    -        402,980
                                               -----------    ----------

                Balance, December 31, 1994      19,808,218     1,873,060
                Depreciation expense                    -        397,735
                Dispositions                    (1,039,130)     (142,342)
                                               -----------    ----------

                Balance, December 31, 1995     $18,769,088    $2,128,453
                                               ===========    ==========


            Property of Joint Venture in
              Which the Partnership has a
              43% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1992     $   376,086    $   19,338
                Depreciation expense                    -          6,429
                                               -----------    ----------

                Balance, December 31, 1993         376,086        25,767
                Depreciation expense                    -          6,428
                                               -----------    ----------

                Balance, December 31, 1994         376,086        32,195
                Depreciation expense                    -          6,429
                                               -----------    ----------

                Balance, December 31, 1995     $   376,086    $   38,624
                                               ===========    ==========


            Property of Joint Venture in
              Which the Partnership has a
              49% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1992     $   714,367    $   41,606
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1993         714,367        55,953
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1994         714,367        70,300
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1995     $   714,367    $   84,647
                                               ===========    ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1995, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $20,939,126 and $1,090,453, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases, therefore, the cost is not shown. Depreciation is not applicable.

(e) The restaurant on the property in Lebanon, New Hampshire, was converted from a Ponderosa Steakhouse restaurant to a local, independent restaurant in 1992.

(f) The restaurant on the property in Franklin, Tennessee, was converted from a Po Folks restaurant to a local bank in 1993.

(g) Effective January 1, 1994, the lease for this property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 25 years.

(h) Effective February 1, 1994, the lease for this property was terminated, resulting in the lease's reclassification as an operating lease.





                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE
                  ------------------------------------------

                               December 31, 1995

                                                                                                      Principal
                                                                                                       Amount
                                                                                                      of Loan
                                                                                         Carrying    Subject to
                                           Final      Periodic              Face        Amount of    Delinquent
                              Interest    Maturity    Payment     Prior    Amount of     Mortgage     Principal
Description                     Rate        Date       Terms      Liens    Mortgage        (1)       or Interest
- --------------------------    --------    ---------   --------    -----    ----------   ---------    -----------
Perkins - Myrtle Beach, FL
First Mortgage                 10.25%     July 2000      (2)      $  -     $1,040,000   $895,736     $        -
                                                                  -----    ----------   --------     -----------

    Total                                                         $  -     $1,040,000   $895,736(3)  $        -
                                                                  =====    ==========   ========     ===========



(1) The tax carrying value of the note is $901,994, which is net of a deferred gain of $135,383.

(2) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,006,004.

(3)   The changes in the carrying amounts are summarized as follows:


                                         1995          1994           1993
                                      ----------    ----------     ----------

      Balance at beginning of
         period                       $       -     $       -      $       -

      New mortgage loan                1,040,000            -              -

      Accrued interest                     8,786            -              -

      Collections of principal           (11,409)           -              -

      Deferred gain on sale of land
         and building                   (141,641)           -              -
                                      ----------    ----------     ----------

      Balance at end of period        $  895,736    $       -      $       -
                                      ==========    ==========     ==========





                                   EXHIBITS







                                 EXHIBIT INDEX


Exhibit Number
- --------------

     3.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     4.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 and incorporated herein by reference.)

     4.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     10.1 Management Agreement (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

     10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)