Form 10-Q
period 1996-03-31
CNL INCOME FUND V LTD
filed 1996-05-14
CIK 837985

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996
                               -----------------------------------

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


                            CNL Income Fund V, Ltd.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                            59-2922869
- ----------------------------        -------------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organiza-          Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------




                                   CONTENTS
                                   --------


Part I                                                            Page
                                                                  ----

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                      1

    Condensed Statements of Income                                2

    Condensed Statements of Partners' Capital                     3

    Condensed Statements of Cash Flows                            4

    Notes to Condensed Financial Statements                       5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                6-9


Part II

  Other Information                                               10




                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
            ASSETS                                  1996             1995
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,223,674
  and $2,128,453                                 $16,545,414     $16,640,635
Net investment in direct financing
  leases                                           1,976,415       1,987,793
Investment in joint ventures                         470,931         473,138
Mortgage note receivable, less
  deferred gain of $141,419
  and $141,641                                       894,330         895,736
Cash and cash equivalents                            407,793         319,052
Receivables, less allowance for
  doubtful accounts of $1,547
  and $4,490                                          58,831          68,204
Prepaid expenses                                       5,306          11,921
Accrued rental income                                316,437         309,357
Other assets                                          54,346          54,346
                                                 -----------     -----------

                                                 $20,729,803     $20,760,182
                                                 ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    19,436     $    13,963
Accrued real estate taxes payable                     96,021          84,135
Distributions payable                                575,000         575,000
Due to related parties                                87,824          61,519
Rents paid in advance                                 30,902          29,370
                                                 -----------     -----------
    Total liabilities                                809,183         763,987

Minority interest                                    294,589         301,435

Partners' capital                                 19,626,031      19,694,760
                                                 -----------     -----------

                                                 $20,729,803     $20,760,182
                                                 ===========     ===========

           See accompanying notes to condensed financial statements.






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME

                                                          Quarter Ended
                                                             March 31,
                                                        1996          1995
                                                      --------      --------

Revenues:
  Rental income from operating leases                 $449,665      $495,757
  Earned income from direct financing
    leases                                              46,607        47,621
  Contingent rental income                              37,702         8,935
  Interest and other income                             35,450         4,299
                                                      --------      --------
                                                       569,424       556,612
                                                      --------      --------

Expenses:
  General operating and administrative                  51,763        24,046
  Professional services                                  7,937         3,901
  Real estate taxes                                     13,904        12,315
  State and other taxes                                 12,341        15,816
  Depreciation                                          95,221       101,711
                                                      --------      --------
                                                       181,166       157,789
                                                      --------      --------

Income Before Minority Interest in Loss
  of Consolidated Joint Venture, Equity
  in Earnings of Unconsolidated Joint
  Ventures and Gain on Sale of Land and
  Building                                             388,258       398,823

Minority Interest in Loss of Consolidated
  Joint Venture                                          6,846         2,902

Equity in Earnings of Unconsolidated Joint
  Ventures                                              10,945        11,140

Gain on Sale of Land and Building                          222            -
                                                      --------      --------

Net Income                                            $406,271      $412,865
                                                      ========      ========

Allocation of Net Income:
  General partners                                    $  4,063      $  4,129
  Limited partners                                     402,208       408,736
                                                      --------      --------

                                                      $406,271      $412,865
                                                      ========      ========


Net Income Per Limited Partner Unit                   $   8.04      $   8.17
                                                      ========      ========

Weighted Average Number of Limited
  Partner Units Outstanding                             50,000        50,000
                                                      ========      ========

           See accompanying notes to condensed financial statements.







                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1996              1995
                                               -------------     ------------

General partners:
  Beginning balance                             $   203,960      $   155,706
  Contributions                                     100,000           31,500
  Net income                                          4,063           16,754
                                                -----------      -----------
                                                    308,023          203,960
                                                -----------      -----------

Limited partners:
  Beginning balance                              19,490,800       20,127,734
  Net income                                        402,208        1,663,066
  Distributions ($11.50 and
    $46.00 per limited partner
    unit, respectively)                            (575,000)      (2,300,000)
                                                -----------      -----------
                                                 19,318,008       19,490,800
                                                -----------      -----------

Total partners' capital                         $19,626,031      $19,694,760
                                                ===========      ===========

           See accompanying notes to condensed financial statements.






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                            March 31,
                                                       1996          1995
                                                    ---------      ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                    $ 562,127      $ 550,548
                                                    ---------      ---------

    Cash Flows from Investing Activities:
      Collections on mortgage note
        receivable                                      1,614             -
                                                    ---------      ---------
          Net cash provided by investing
            activities                                  1,614             -
                                                    ---------      ---------

    Cash Flows from Financing Activities:
      Contributions from general partner              100,000             -
      Distributions to limited partners              (575,000)      (575,000)
                                                    ---------      ---------
          Net cash used in financing
            activities                               (475,000)      (575,000)
                                                    ---------      ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                          88,741        (24,452)

Cash and Cash Equivalents at Beginning
  of Quarter                                          319,052        425,600
                                                    ---------      ---------

Cash and Cash Equivalents at End of
  Quarter                                           $ 407,793      $ 401,148
                                                    =========      =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                             $ 575,000      $ 575,000
                                                    =========      =========

           See accompanying notes to condensed financial statements.







                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 1995.

      The Partnership accounts for its 66.5% interest in CNL/Longacre Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Subsequent Event:
      ----------------

      In April 1996, the Partnership received $8,200 in capital contributions from the corporate general partner in connection with the operations of the Partnership.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 29 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $562,127 and $550,548 for the quarters ended March 31, 1996 and 1995, respectively. The increase in cash from operations for the quarter ended March 31, 1996, is primarily a result of changes in the Partnership's working capital.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the quarter ended March 31, 1996, the Partnership received $100,000 in capital contributions from the corporate general partner in connection with the operations of the Partnership. No such contributions were received during the quarter ended March 31, 1995. In addition, in April 1996, the Partnership received $8,200 in additional capital contributions from the corporate general partner in connection with the operations of the Partnership.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $407,793 invested in such short-term investments as compared to $319,052 at December 31, 1995. The funds remaining at March 31, 1996, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership increased to $809,183 at March 31, 1996, from $763,987 at December 31, 1995, primarily as the result of an increase in amounts due to related parties during the quarter ended March 31, 1996, and the Partnership's continuing to accrue real estate taxes for its Properties located in Belding and South Haven, Michigan and Lebanon, New Hampshire. Liabilities at March 31, 1996, to the extent they exceed cash and cash equivalents at March 31, 1996, will be paid from future cash from operations, from general partner capital contributions of $8,200 received in April 1996, and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, and to a lesser extent, additional capital contributions from the general partners described above, the Partnership declared distributions to limited partners of $575,000 for each of the quarters ended March 31, 1996 and 1995. This represents distributions for each applicable quarter of $11.50 per unit. No distributions were made to the general partners for the quarters ended
March 31, 1996 and 1995.   No amounts distributed or to be distributed to the
limited partners for the quarter ended March 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
- ---------------------

      During the quarter ended March 31, 1995, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 28 wholly owned Properties (including one Property in Myrtle Beach, South Carolina, which was sold in August 1995), and during the quarter ended March 31, 1996, the Partnership and CNL/Longacre Joint Venture owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership and CNL/Longacre Joint Venture earned $496,272 and $543,378, respectively, in rental income from operating leases and earned income from direct financing leases. Rental income decreased approximately $30,800 during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995.

      In addition, rental and earned income for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, decreased approximately $8,000 due to the fact that the tenant of the Partnership's consolidated joint venture, CNL/Longacre Joint Venture, defaulted under the terms of the lease and in February 1995 ceased operations of the restaurant on the Property located in Lebanon, New Hampshire. The Partnership currently is not receiving any rental income relating to this Property and is seeking a replacement tenant.

      The decrease in rental and earned income during the quarter ended
March 31, 1996, as compared to the quarter ended March 31, 1995, is also partially attributable to the fact that the operator of the Property located in South Haven, Michigan, ceased operations and the restaurant closed in October 1995. The Partnership currently is not receiving any rental income relating to this Property, as compared to approximately $7,500 for the quarter ended March 31, 1995. The Partnership is currently seeking a replacement tenant for this Property.

      Rental and earned income for 1996 are expected to remain at reduced amounts until such time as the Partnership executes new leases for its Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire.

      For the quarters ended March 31, 1996 and 1995, the Partnership also earned $37,702 and $8,935, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to
(i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1995, to actual amounts as of the quarter ended March 31, 1996, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

      In addition, for the quarters ended March 31, 1996 and 1995, the Partnership also owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, the Partnership earned $10,945 and $11,140, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer.

      Interest and other income was $35,450 and $4,299 for the quarters ended March 31, 1996 and 1995, respectively. The increase in interest and other income during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Myrtle Beach, South Carolina, in August 1995.

      Operating expenses, including depreciation expense, were $181,166 and $157,789 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is partially attributable to an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995.

      Operating expenses also increased during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, by approximately $11,600 due to the Partnership and CNL/Longacre Joint Venture incurring real estate tax, insurance and maintenance expense for its Properties in Belding and South Haven, Michigan, and the Property in Lebanon, New Hampshire, due to the tenants defaulting under the terms of their lease agreements. The Partnership and CNL/Longacre Joint Venture expect to continue to incur such expenses relating to such Properties until such time as a new lease is executed for each Property.

      The increase in operating expenses for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was partially offset by a decrease in depreciation expense of approximately $6,500 due to the sale of the Partnership's Property in Myrtle Beach, South Carolina, in August 1995.

      As a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $222 during the quarter ended March 31, 1996. No properties were sold during the quarters ended March 31, 1996 or 1995.





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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.





                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND V, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)