Form 10-Q
period 1996-06-30
CNL INCOME FUND V LTD
filed 1996-08-13
CIK 837985

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               -----------------------------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                   Commission file number
                          0-19141
                   ----------------------


                   CNL Income Fund V, Ltd.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          Florida                            59-2922869
- ----------------------------        -------------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organiza-          Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
- ----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------



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





                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                   June 30,     December 31,
            ASSETS                                  1996            1995
                                                 -----------    ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,318,895 and
  $2,128,453                                     $16,450,193    $16,640,635
Net investment in direct financing
  leases                                           1,964,893      1,987,793
Investment in joint ventures                         469,464        473,138
Mortgage note receivable, less
  deferred gain of $141,191
  and $141,641                                       892,888        895,736
Cash and cash equivalents                            306,327        319,052
Receivables, less allowance for
  doubtful accounts of $11,072
  and $4,490                                          85,048         68,204
Prepaid expenses                                       9,170         11,921
Accrued rental income                                323,517        309,357
Other assets                                          54,346         54,346
                                                 -----------    -----------

                                                 $20,555,846    $20,760,182
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    18,403    $    13,963
Accrued real estate taxes payable                    103,935         84,135
Distributions payable                                575,000        575,000
Due to related parties                                99,783         61,519
Rents paid in advance                                 14,520         29,370
                                                 -----------    -----------
    Total liabilities                                811,641        763,987

Minority interest                                    288,327        301,435

Partners' capital                                 19,455,878     19,694,760
                                                 -----------    -----------

                                                 $20,555,846    $20,760,182
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.





                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                   Quarter Ended         Six Months Ended
                                      June 30,                June 30,
                                  1996       1995         1996        1995
                                --------   --------    ----------  ----------

Revenues:
  Rental income from
    operating leases            $449,664   $470,223    $  899,329  $  965,980
  Earned income from
    direct financing leases       46,463     47,493        93,070      95,114
  Contingent rental income         2,585     15,186        40,287      24,121
  Interest and other income       32,907     21,295        68,357      25,594
                                --------   --------    ----------  ----------
                                 531,619    554,197     1,101,043   1,110,809
                                --------   --------    ----------  ----------

Expenses:
  General operating and
    administrative                46,468     32,213        98,231      56,259
  Professional services            2,996      8,821        10,933      12,722
  Real estate taxes                7,914     16,136        21,818      28,451
  State and other taxes              151        166        12,492      15,982
  Depreciation                    95,221    101,712       190,442     203,423
                                --------   --------    ----------  ----------
                                 152,750    159,048       333,916     316,837
                                --------   --------    ----------  ----------

Income Before Minority
  Interest in Loss (Income)
  of Consolidated Joint
  Venture, Equity
  in Earnings of Uncon-
  solidated Joint Ventures
  and Gain on Sale of Land
  and Building                   378,869    395,149       767,127     793,972

Minority Interest in Loss
  (Income) of Consolidated
  Joint Venture                    6,262         (8)       13,108       2,894

Equity in Earnings of
  Unconsolidated Joint
  Ventures                        11,288     11,417        22,233      22,557

Gain on Sale of Land and
  Building                           228         -            450          -
                                --------   --------    ----------  ----------

Net Income                      $396,647   $406,558    $  802,918  $  819,423
                                ========   ========    ==========  ==========

Allocation of Net Income:
  General partners              $  3,966   $  4,066    $    8,029  $    8,194
  Limited partners               392,681    402,492       794,889     811,229
                                --------   --------    ----------  ----------

                                $396,647   $406,558    $  802,918  $  819,423
                                ========   ========    ==========  ==========


Net Income Per Limited
  Partner Unit                  $   7.85   $   8.05    $    15.90  $    16.22
                                ========   ========    ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding               50,000     50,000        50,000      50,000
                                ========   ========    ==========  ==========


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                            Six Months Ended      Year Ended
                                                 June 30,        December 31,
                                                  1996               1995
                                            ----------------     ------------

General partners:
  Beginning balance                            $   203,960       $   155,706
  Contributions                                    108,200            31,500
  Net income                                         8,029            16,754
                                               -----------       -----------
                                                   320,189           203,960
                                               -----------       -----------

Limited partners:
  Beginning balance                             19,490,800        20,127,734
  Net income                                       794,889         1,663,066
  Distributions ($23.00 and
    $46.00 per limited partner
    unit, respectively)                         (1,150,000)       (2,300,000)
                                               -----------       -----------
                                                19,135,689        19,490,800
                                               -----------       -----------

Total partners' capital                        $19,455,878       $19,694,760
                                               ===========       ===========


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                           June 30,
                                                      1996         1995
                                                  -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $ 1,025,805   $ 1,115,466
                                                  -----------   -----------

    Cash Flows from Investing Activities:
      Collections on mortgage note
        receivable                                      3,270            -
                                                  -----------   -----------
          Net cash provided by investing
            activities                                  3,270            -
                                                  -----------   -----------

    Cash Flows from Financing Activities:
      Contributions from general partner              108,200        31,500
      Distributions to limited partners            (1,150,000)   (1,150,000)
                                                  -----------   -----------
          Net cash used in financing
            activities                             (1,041,800)   (1,118,500)
                                                  -----------   -----------

Net Decrease in Cash and Cash Equivalents             (12,725)       (3,034)

Cash and Cash Equivalents at Beginning
  of Period                                           319,052       425,600
                                                  -----------   -----------

Cash and Cash Equivalents at End of
  Period                                          $   306,327   $   422,566
                                                  ===========   ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                            $   575,000   $   575,000
                                                  ===========   ===========


           See accompanying notes to condensed financial statements.






                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Subsequent Event:
      ----------------

      In July 1996, the Partnership received $51,500 in capital contributions from the corporate general partner in connection with the operations of the Partnership.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 29 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,025,805 and $1,115,466 for the six months ended June 30, 1996 and 1995, respectively. The decrease in cash from operations for the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the six months ended June 30, 1996 and 1995.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the six months ended June 30, 1996 and 1995, the Partnership received $108,200 and $31,500, respectively, in capital contributions from the corporate general partner in connection with the operations of the Partnership. In addition, in July 1996, the Partnership received $51,500 in additional capital contributions from the corporate general partner in connection with the operations of the Partnership.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $306,327 invested in such short-term investments as compared to $319,052 at December 31, 1995. The funds remaining at June 30, 1996, will be used towards the payment of distributions and other liabilities.

      Total liabilities of the Partnership increased to $811,641 at June 30, 1996, from $763,987 at December 31, 1995, primarily as the result of an increase in amounts due to related parties during the six months ended June 30, 1996, and the Partnership's continuing to accrue real estate taxes for its Properties located in Belding and South Haven, Michigan, and Lebanon, New Hampshire. Liabilities at June 30, 1996, to the extent they exceed cash and cash equivalents at June 30, 1996, will be paid from future cash from operations, from general partner capital contributions of $51,500 received in July 1996, and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, and to a lesser extent, additional capital contributions from the general partners described above, the Partnership declared distributions to limited partners of $1,150,000 for each of the six months ended June 30, 1996 and 1995 ($575,000 for each of the quarters ended June 30, 1996 and 1995). This represents distributions for each applicable six months of $23.00 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general
partners for the quarters and six months ended June 30, 1996 and 1995.   No
amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
- ---------------------

      During the six months ended June 30, 1995, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 28 wholly owned Properties (including one Property in Myrtle Beach, South Carolina, which was sold in August 1995), and during the six months ended June 30, 1996, the Partnership and CNL/Longacre Joint Venture owned and leased 27 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership and CNL/Longacre Joint Venture earned $992,399 and $1,061,094, respectively, in rental income from operating leases and earned income from direct financing leases, $496,127 and $517,716 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. Rental income decreased approximately $30,800 and $61,700 during the quarter and six months ended June 30, 1996, respectively, as a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995.

      As of June 30, 1996, the Partnership was continuing to seek replacement tenants for its Properties, for which the Partnership was not receiving rental income, in Belding and South Haven, Michigan, and Lebanon, New Hampshire. Rental and earned income for 1996 and subsequent years are expected to remain at reduced amounts until such time as the Partnership executes new leases for these Properties.

      For the six months ended June 30, 1996 and 1995, the Partnership also earned $40,287 and $24,121, respectively, in contingent rental income, $2,585 and $15,186 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in contingent rental income during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily attributable to (i) the Partnership adjusting estimated contingent rental amounts accrued at December 31, 1995, to actual amounts as of the six months ended June 30, 1996, and (ii) increased gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease for the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995, was partially attributable to the Partnership establishing an allowance for doubtful accounts of approximately $8,800 for contingent rental amounts during the quarter ended June 30, 1996, relating to the Property in St. Cloud, Florida. The Partnership is continuing to pursue the collection of such amounts and will recognize such amounts as income if collected.

      In addition, for the six months ended June 30, 1996 and 1995, the Partnership also owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, the Partnership earned $22,233 and $22,557, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer, $11,288 and $11,417 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

      Interest and other income was $68,357 and $25,594 for the six months ended June 30, 1996 and 1995, respectively, of which $32,907 and $21,295 was earned for the quarters ended June 30, 1996 and 1995, respectively. The increase in interest and other income is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in Myrtle Beach, South Carolina, in August 1995.

      Operating expenses, including depreciation expense, were $333,916 and $316,837 for the six months ended June 30, 1996 and 1995, respectively, of which $152,750 and $159,048 were incurred for the quarters ended June 30, 1996
and 1995, respectively.   The increase in operating expenses during the six
months ended June 30, 1996, as compared to the six months ended June 30, 1995, is partially attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The increase in operating expenses for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, was partially offset by a decrease in depreciation expense of approximately $13,000 due to the sale of the Partnership's Property in Myrtle Beach, South Carolina, in August 1995.

      Due to the tenants defaulting under the terms of their lease agreements, the Partnership expects to continue to incur real estate tax, insurance and maintenance expense for its Properties in Belding and South Haven, Michigan, and the Property in Lebanon, New Hampshire, until such time as a new lease is executed for each Property.

      As a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $228 and $450 during the quarter and six months ended June 30, 1996, respectively. No properties were sold during the six months ended June 30, 1996 and 1995.





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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 9th day of August, 1996.

                              CNL INCOME FUND V, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)