Form 10-K405
period 1996-12-31
CNL INCOME FUND V LTD
filed 1997-03-31
CIK 837985

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1996

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

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property and accepted a promissory note for the full sales price of the Property. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted $100,000 in cash and a promissory note for the remaining sales price of the Property. As a result of the above transactions, the Partnership currently owns 28 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from seven to 20 years (the average being 18 years) and expire between 2001 and 2009. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $37,800 to $150,400. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-fourth to five percent) of either the purchase price paid by the Partnership for the Property or gross sales.

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

      The tenant relating to the Property in Lebanon, New Hampshire, in which the Partnership has a 66.5% interest, defaulted under the terms of its agreement, and in February 1995, ceased operations of the restaurant on the Property. The Partnership is currently seeking a replacement tenant.

      In February 1994, the tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases and a new operator began occupying the Properties on a month-to-month basis for reduced rental amounts. The new operator ceased operations of the Belding and South Haven Properties in October 1994 and October 1995, respectively. The Partnership is currently seeking replacement tenants for both Properties.

Major Tenants

      During 1996, one lessee of the Partnership and its consolidated joint venture, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of December 31, 1996, Shoney's, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of Shoney's, Inc. or these Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 28 Properties located in 12 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenant as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 28, 1997, there were 2,494 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 19 percent).

                                 1996 (1)                1995 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter          $475   $402    $459     $475   $450    $472
      Second Quarter          475    333     415      475    440     452
      Third Quarter           475    350     432      475    415     442
      Fourth Quarter          451    396     414      475    340     460

(1) A total of 592 and 1,133 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For each of the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $2,300,000 to the Limited Partners. Distributions of $575,000 were declared at the close of each of the Partnership's calendar quarters during 1996 and 1995 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA

                                      1996          1995           1994           1993           1992
                                   -----------   -----------    -----------    -----------    -----------
Year Ended December 31:
   Revenues (1)                    $ 2,279,880   $ 2,314,818    $ 2,354,981    $ 2,421,786    $ 2,474,896
   Net income (2)                    1,428,159     1,679,820      1,743,029      1,794,894      1,975,431
   Cash distributions declared       2,300,000     2,300,000      2,300,000      2,300,000      2,300,000
   Net income per Unit (2)               28.31         33.26          34.51          35.54          39.11
   Cash distributions declared
      per Unit                           46.00         46.00          46.00          46.00          46.00

At December 31:
   Total assets                    $20,133,002   $20,760,182    $21,299,865    $21,850,488    $21,749,120
   Partners' capital                18,982,619    19,694,760     20,283,440     20,840,411     21,345,517



(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income or loss of the consolidated joint venture.

(2) Net income for the year ended December 31, 1996, includes $239,525 for a provision for loss on land and buildings and $19,369 from a gain on sale of land and buildings. Net income for the year ended December 31, 1995, includes $5,924 from a gain on sale of land and building.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 28 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,103,745, $2,142,918 and $2,177,079 for the years ended December 31, 1996, 1995 and
1994, respectively. The decrease in cash from operations during 1996, and 1995, each as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years. Cash from operations was also affected by the following during the years ended December 31, 1996, 1995 and 1994.

      During 1994, the tenant of the Properties in Belding and South Haven, Michigan, continued to be in default under the terms of a promissory note with the Partnership. In addition, in February 1994, the tenant defaulted under the terms of its leases with the Partnership and vacated the Properties. As a result, the Partnership established an allowance for doubtful accounts of $138,716 for amounts relating to the note and other rental payments due to the Partnership for these two Properties and a new operator began operating the Properties on a month-to-month basis for reduced rental amounts. The new operator ceased operations and rental payments in October 1994 and October 1995 for the Properties in Belding and South Haven, Michigan, respectively. Due to the fact that the Partnership does not expect to receive any additional amounts from the original tenant of these Properties, the Partnership reversed all past due rental and other amounts relating to these two Properties, and the related allowance for doubtful accounts of $153,800 during 1995.

      Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

       During the years ended December 31, 1996 and 1995, the Partnership received $159,700 and $31,500, respectively, in capital contributions from the corporate general partner in connection with the operations of the Partnership. No such contributions were made during the year ended December 31, 1994. The General Partners have the right, but not the obligation, to make additional capital contributions, if they deem it appropriate, in connection with the operations of the Partnership.

      In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property for $1,040,000, and in connection therewith, accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,004 due in July 2000. Collections commenced August 1, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $924 and $1,571 for financial reporting purposes for the years ended December 31, 1996 and 1995, respectively, and had a deferred gain in the amount of $140,717 and $141,641 at December 31, 1996 and 1995, respectively. The mortgage note receivable balance relating to this Property at December 31, 1996 and 1995, was $889,891 and $895,736, respectively, including accrued interest of $8,729 and $8,786, respectively, and net of the remaining deferred gain of $140,717 and $141,641, respectively. The General Partners anticipate that payments collected under the mortgage note will be reinvested in additional Properties or used for other Partnership purposes.

      In addition, in October 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant for $1,150,000. In connection therewith, the Partnership received $100,000 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the Property, and is being collected in 12 monthly installments of interest only and thereafter in 168 equal monthly installments of principal and interest. This sale is also being accounted for under the installment sales method for financial reporting purposes; therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $18,445 for financial reporting purposes for the year ended December 31, 1996, and had a deferred gain in the amount of $183,802 at December 31, 1996. The mortgage note receivable balance relating to this Property at December 31, 1996, was $882,967, including accrued interest of $9,471, and net of the remaining deferred gain of $183,802. Proceeds received from the collection of this mortgage note will be distributed to the Limited Partners or will be used for other Partnership purposes.

      In January 1997, the Partnership sold its Property in Franklin, Tennessee, for $980,000 and received net sales proceeds of $960,741, resulting in a loss of approximately $169,463 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in a replacement Property.

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

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $362,922 invested in such short-term investments as compared to $319,052 at December 31, 1995. The balance of funds at December 31, 1996, will be used for the payment of distributions and other liabilities.

      During 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $113,560, $114,204 and $126,417, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $121,464 and $61,519, respectively, to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1996, the Partnership had incurred $34,500 in a real estate disposition fee due to an affiliate as a result of its services in connection with the sale of the Property in St. Cloud, Florida. Amounts payable to other parties, including distributions payable, increased to $705,130 at December 31, 1996, from $673,098 at December 31, 1995, primarily as a result of the Partnership continuing to accrue real estate taxes for its Properties located in Belding and South Haven, Michigan, and Lebanon, New Hampshire. Liabilities at December 31, 1996, to the extent they exceed cash and cash equivalents at December 31, 1996, will be paid from future cash from operations, from amounts collected under the mortgage notes described above or, in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

      Based primarily on current and anticipated future cash from operations, and to a lesser extent additional capital contributions from the General Partners, the Partnership declared distributions to the Limited Partners of $2,300,000 for each of the years ended December 31, 1996, 1995 and 1994. This represents distributions of $46 per Unit for each of the years ended December 31, 1996, 1995 and 1994. No amounts distributed or to be distributed to the Limited Partners for the years ended December 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

Results of Operations

      During 1995 and 1994, the Partnership owned and leased 27 wholly owned Properties (including one Property in Myrtle Beach, South Carolina, which was sold in August 1995) and during 1996, the Partnership owned and leased 26 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996). In addition, during 1996, 1995 and 1994, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 28 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,800 to $150,400. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of the percentage rent calculated under the lease formula or a specified percentage (ranging from one-fourth to five percent) of either the purchase price paid by the Partnership for the Property or gross sales. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.


      During the years ended December 31, 1996, 1995 and 1994, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, earned $1,931,573, $2,068,342 and $2,174,472, respectively, in rental income from operating leases and earned income from direct financing leases. Rental income in 1996, as compared to 1995, and rental income in 1995, as compared to 1994, decreased approximately $72,000 and $51,400, respectively, as a result of the sale of its Property in Myrtle Beach, South Carolina, in August 1995, as described above in "Liquidity and Capital Resources." In addition, rental income in 1996, as compared to 1995, decreased approximately $23,000 as a result of the of the Property in St. Cloud, Florida, in October 1996, as discussed above in "Liquidity and Capital Resources".

      Rental and earned income also decreased in 1996 as a result of the Partnership establishing an allowance for doubtful accounts totalling approximately $29,500 for rental and other amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. As of February 28, 1997, the Partnership was negotiating an agreement with the tenant for the collection of past due amounts and will recognize such amounts as income if collected. The Partnership is also in the process of negotiating the sale of the Property in Richmond, Indiana, with the current tenant of the Property.

      In addition, rental and earned income decreased in 1996, 1995 and 1994, by approximately $8,000, $51,000 and $36,700, respectively, as a result of the fact that in February 1994, the former tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases and the Partnership began accepting reduced rent on a month-to-month basis from a new operator as discussed above in Item 1. Business - Leases. The new operator ceased operations and rental payments for the Property in Belding, Michigan, in October 1994. In addition, in October 1995, the new operator ceased operations of the Property in South Haven, Michigan, after becoming delinquent with its rental payments. Due to the fact that the Partnership does not expect to receive any additional amounts from the original tenant of these Properties, the Partnership reversed all past due rental and other amounts relating to these two Properties, and the related allowance for doubtful accounts of approximately $153,800 for the year ended December 31, 1995. The Partnership currently is not receiving any rental income relating to these two Properties and the General Partners are seeking replacement tenants for these Properties.

      Rental income in 1996, 1995 and 1994, also continued to remain at reduced amounts due to the fact that the tenant of the Property in Lebanon, New Hampshire, defaulted under the terms of the lease and in February 1995, ceased operations of the restaurant on the Property; therefore, the General Partners are currently seeking a replacement tenant for this Property. Due to the fact that the Partnership does not expect to receive any additional amounts relating to this Property from the former tenant, the Partnership reversed all past due rental and other amounts relating to this Property, and the related allowance for doubtful accounts of approximately $275,500 during 1995.

      Rental and earned income for 1997 is expected to remain at reduced amounts until such time as the Partnership executes new leases for its Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire.

      For the years ended December 31, 1996, 1995 and 1994, the Partnership earned $130,167, $104,455 and $115,011, respectively, in contingent rental income. The increase in contingent rental income during 1996, as compared to 1995, is partially attributable to increased gross sales of certain restaurant
Properties requiring the payment of contingent rent.   The decrease in
contingent rental income during 1995, as compared to 1994, is primarily attributable to a decrease in gross sales of certain restaurant Properties whose leases require the payment of contingent rental income.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $147,804, $83,180 and $11,002, respectively, in interest and other income. The increase in interest and other income during 1996 and 1995, each as compared to the previous year, was primarily attributable to the interest earned on the mortgage notes receivable accepted in connection with the sales of the Property in Myrtle Beach, South Carolina, in August 1995, and the sale of the Property in St. Cloud, Florida, in October 1996.


      In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $46,452, $47,018 and $47,219, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer.

      During the years ended December 31, 1996, 1995 and 1994, one lessee of the Partnership and its consolidated joint venture, Shoney's, Inc., contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of December 31, 1996, Shoney's, Inc. was the lessee under leases relating to four restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, three Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1996 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of Shoney's, Inc. or these Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $631,565, $640,922 and $611,952 for the years ended December 31, 1996,
1995 and 1994, respectively. The decrease in operating expenses during 1996, as compared to 1995, is partially attributable to, and the increase during 1995, as compared to 1994, is partially offset by, a decrease in depreciation expense due to the sale of the Partnership's Property in Myrtle Beach, South Carolina, in August 1995, as discussed above in "Liquidity and Capital Resources". Operating expenses also decreased during 1996, as compared to 1995, due to a decrease in depreciation expense due to the sale of the Partnership's Property in St. Cloud, Florida, in October 1996, as discussed above in "Liquidity and Capital Resources".

      The decrease in operating expenses during 1996, as compared to 1995, is partially offset by, and the increase during 1995, as compared to 1994, is partially attributable to, an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources."

      During the year ended December 31, 1994, the Partnership recorded a loss upon the termination of the leases relating to the Properties in Belding and South Haven, Michigan. As a result of the lease terminations, the Partnership reclassified these leases from direct financing leases to operating leases, whereby the Properties were recorded at cost. Due to the fact that the net carrying value of the Properties as direct financing leases exceeded the cost of the Properties, the Partnership recognized a loss during 1994 for financial reporting purposes only. In addition, the Partnership accrued approximately $17,000, $26,500 and $38,900 during the years ended December 31, 1996, 1995 and 1994, respectively, for real estate taxes relating to these two
Properties.

      Operating expenses during 1996 and 1995 also included approximately $23,800 and $20,600, respectively, in real estate taxes relating to the Property in Lebanon, New Hampshire, as to which the tenant defaulted under the terms of its lease and in February 1995, ceased operations of the restaurant
Property.   During 1994, the Partnership collected escrowed real estate taxes from the tenant sufficient to pay the 1994 taxes; therefore, no expense was recorded for 1994.

      Due to the tenants defaulting under the terms of their lease agreements, the Partnership expects to continue to incur real estate taxes, insurance and maintenance expense for its Properties in Belding and South Haven, Michigan, and the Property in Lebanon, New Hampshire, until such time as a new lease is executed for each Property.

      In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1996 and 1995, respectively, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $19,369 and $1,571 for the years ended December 31, 1996 and 1995, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gain on the sales was deferred and is being recognized as income proportionately as payments under the mortgage notes are collected. Therefore, the balance of the deferred gain of $324,519 at December 31, 1996, will be recognized as income in future periods as payments are collected. For federal income tax purposes, gains of approximately $194,100 and $136,900 from the sale of the Properties in St. Cloud, Florida, and Myrtle Beach, South Carolina, respectively, were also deferred and are being recognized as payments under the mortgage notes are collected. In October 1995, the Partnership also sold a portion of the land relating to its Property in Daleville, Indiana, as the result of a right of way taking and recognized a gain for financial reporting purposes of $4,353 during the year ended December 31, 1995. No Properties were sold during the year ended December 31, 1994.

      At December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $169,463 for financial reporting purposes. The allowance represents the difference between (i) the Property's carrying value at December 31, 1996, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $960,741 received as net sales proceeds in conjunction with the sale of the property in January 1997, as discussed above in "Liquidity and Capital Resources".

      In addition, during 1996, the Partnership established an allowance for loss on land and building for its Property in Richmond, Indiana. The allowance of $70,062 represents the difference between the Property's carrying value at December 31, 1996, and the estimated fair value of the Property based on an anticipated sales price of this Property to the current tenant.

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

      The Partnership's leases as of December 31, 1996, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS







                                                                    Page

Report of Independent Accountants                                    13

Financial Statements:

  Balance Sheets                                                     14

  Statements of Income                                               15

  Statements of Partners' Capital                                    16

  Statements of Cash Flows                                           17

  Notes to Financial Statements                                      19


                       Report of Independent Accountants



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/Coopers & Lybrand L.L.P.


Orlando, Florida
January 27, 1997


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS


                                                         December 31,
              ASSETS                                 1996           1995
                                                  -----------    -----------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and buildings                      $15,190,278    $16,640,635
Net investment in direct financing
  leases                                            1,941,406      1,987,793
Investment in joint ventures                          465,808        473,138
Mortgage notes receivable, less
  deferred gain                                     1,772,858        895,736
Cash and cash equivalents                             362,922        319,052
Receivables, less allowance for
  doubtful accounts of $37,743 and
  $4,490                                               57,934         68,204
Prepaid expenses                                       10,416         11,921
Accrued rental income                                 277,034        309,357
Other assets                                           54,346         54,346
                                                  -----------    -----------

                                                  $20,133,002    $20,760,182
                                                  ===========    ===========


    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    25,366    $    13,963
Accrued and escrowed real estate
  taxes payable                                       104,764         84,135
Distributions payable                                 575,000        575,000
Due to related parties                                155,964         61,519
Rents paid in advance                                  11,738         29,370
                                                  -----------    -----------
    Total liabilities                                 872,832        763,987

Minority interest                                     277,551        301,435

Partners' capital                                  18,982,619     19,694,760
                                                  -----------    -----------

                                                  $20,133,002    $20,760,182
                                                  ===========    ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME


                                                 Year Ended December 31,
                                              1996        1995        1994
                                           ----------  ----------  ----------

Revenues:
  Rental income from operating leases $1,746,021 $1,878,584 $1,980,954 Earned income from direct financing
    leases                                    185,552     189,758     193,518
  Contingent rental income                    130,167     104,455     115,011
  Interest and other income                   147,804      83,180      11,002
                                           ----------  ----------  ----------
                                            2,209,544   2,255,977   2,300,485
                                           ----------  ----------  ----------

Expenses:
  General operating and administra-
    tive                                      178,991     157,741      94,279
  Professional services                        22,605      20,741      24,641
  Bad debt expense                                 -        1,541       4,788
  Real estate taxes                            40,711      47,182      36,926
  State and other taxes                        12,492      15,982      17,740
  Loss on termination of direct
    financing leases                               -           -       30,431
  Depreciation and amortization               376,766     397,735     403,147
                                           ----------  ----------  ----------
                                              631,565     640,922     611,952
                                           ----------  ----------  ----------

Income Before Minority Interest
  in Loss of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures,
  Gain on Sale of Land and
  Building and Provision for Loss
  on Land and Buildings                     1,577,979   1,615,055   1,688,533

Minority Interest in Loss of
  Consolidated Joint Venture                   23,884      11,823       7,277

Equity in Earnings of Unconsoli-
  dated Joint Ventures                         46,452      47,018      47,219

Gain on Sale of Land and Buildings             19,369       5,924          -

Provision for Loss on Land and
  Buildings                                  (239,525)         -           -
                                           ----------  ----------  ----------

Net Income                                 $1,428,159  $1,679,820  $1,743,029
                                           ==========  ==========  ==========

Allocation of Net Income:
  General partners                         $   12,513  $   16,754  $   17,430
  Limited partners                          1,415,646   1,663,066   1,725,599
                                           ----------  ----------  ----------

                                           $1,428,159  $1,679,820  $1,743,029
                                           ==========  ==========  ==========


Net Income Per Limited Partner Unit        $    28.31  $    33.26  $    34.51
                                           ==========  ==========  ==========

Weighted Average Number of Limited
  Partner Units Outstanding                    50,000      50,000      50,000
                                           ==========  ==========  ==========


                See accompanying notes to financial statements.

                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL

                                Years Ended December 31, 1996, 1995 and 1994

                        General Partners                   Limited Partners
                        ------------------ -------------------------------------------------
                                   Accumu-                             Accumu-
                         Contri-   lated     Contri-       Distri-     lated      Syndication
                         butions  Earnings   butions       butions    Earnings       Costs        Total
                        --------  -------- -----------  ------------ -----------  -----------  -----------
Balance, December 31,
  1993                  $ 46,000  $ 92,276 $25,000,000  $(10,568,240) $ 9,135,375 $(2,865,000) $20,840,411

    Distributions to
      limited partners
      ($46 per limited
      partner unit)           -         -           -     (2,300,000)          -           -    (2,300,000)
    Net income                -     17,430          -             -     1,725,599          -     1,743,029
                        --------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1994                    46,000   109,706  25,000,000   (12,868,240)  10,860,974  (2,865,000)  20,283,440

    Contributions from
      general partner     31,500        -           -             -            -           -        31,500
    Distributions to
      limited partners
      ($46 per limited
      partner unit)           -         -           -     (2,300,000)          -           -    (2,300,000)
    Net income                -     16,754          -             -     1,663,066          -     1,679,820
                        --------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1995                    77,500   126,460  25,000,000   (15,168,240)  12,524,040  (2,865,000)  19,694,760

    Contributions from
      general partner    159,700        -           -             -            -           -       159,700
    Distributions to
      limited partners
      ($46 per limited
      partner unit)           -         -           -     (2,300,000)          -           -    (2,300,000)
    Net income                -     12,513          -             -     1,415,646          -     1,428,159
                        --------  -------- -----------  ------------  ----------- -----------  -----------

Balance, December 31,
  1996                  $237,200  $138,973 $25,000,000  $(17,468,240) $13,939,686 $(2,865,000) $18,982,619
                        ========  ======== ===========  ============  =========== ===========  ===========


                               See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                              Year Ended December 31,
                                          1996         1995         1994
                                       -----------  -----------  -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants     $ 2,083,722  $ 2,216,111  $ 2,272,510
        Distributions from uncon-
          solidated joint ventures          53,782       53,405       52,701
        Cash paid for expenses            (161,730)    (173,597)    (155,948)
        Interest received                  127,971       46,999        7,816
                                       -----------  -----------  -----------
            Net cash provided by
              operating activities       2,103,745    2,142,918    2,177,079
                                       -----------  -----------  -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                     100,000           -            -
        Proceeds from sale of
          portion of land for
          right of way purposes                 -         7,625           -
        Collections on mortgage
          note receivable                    6,713       11,409           -
        Other                              (26,288)          -            -
                                       -----------  -----------  -----------
            Net cash provided by
              investing activities          80,425       19,034           -
                                       -----------  -----------  -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                          159,700       31,500           -
        Distributions to limited
          partners                      (2,300,000)  (2,300,000)  (2,300,000)
                                       -----------  -----------  -----------
            Net cash used in
              financing activities      (2,140,300)  (2,268,500)  (2,300,000)
                                       -----------  -----------  -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                      43,870     (106,548)    (122,921)

Cash and Cash Equivalents at
  Beginning of Year                        319,052      425,600      548,521
                                       -----------  -----------  -----------

Cash and Cash Equivalents at End
  of Year                              $   362,922  $   319,052  $   425,600
                                       ===========  ===========  ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED


                                              Year Ended December 31,
                                          1996         1995         1994
                                       -----------  -----------  -----------

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                         $ 1,428,159  $ 1,679,820  $ 1,743,029
                                       -----------  -----------  -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Loss on termination of
          direct financing leases               -            -        30,431
        Depreciation                       376,766      397,735      402,980
        Minority interest in loss
          of consolidated joint
          venture                          (23,884)     (11,823)      (7,277)
        Amortization                            -            -           167
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                      7,330        6,387        5,482
        Gain on sale of land
          and building                     (19,369)      (5,924)          -
        Provisions for loss on
          land and buildings               239,525           -            -
        Increase in accrued
          interest on mortgage
          note receivable                   (9,414)      (8,786)          -
        Decrease in receivables             10,270       13,527       13,656
        Decrease (increase) in
          prepaid expenses                   1,505         (534)       1,383
        Decrease in net investment
          in direct financing
          leases                            46,387       42,180       38,532
        Increase in accrued rental
          income                           (27,875)     (30,484)     (64,929)
        Increase in accounts payable
          and accrued expenses              32,032        9,730        3,982
        Increase in due to related
          parties                           59,945       41,585       10,513
        Increase (decrease) in
          rents paid in advance            (17,632)       9,505         (870)
                                       -----------  -----------  -----------
            Total adjustments              675,586      463,098      434,050
                                       -----------  -----------  -----------

Net Cash Provided by Operating
  Activities                           $ 2,103,745  $ 2,142,918  $ 2,177,079
                                       ===========  ===========  ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Mortgage note accepted
      in connection with sale
      of land and building             $ 1,057,299  $ 1,040,000  $        -
                                       ===========  ===========  ===========

    Distributions declared and
      unpaid at December 31            $   575,000  $   575,000  $   575,000
                                       ===========  ===========  ===========


                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

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

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:


            Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

      When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

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


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      The Partnership's investments in Cocoa Joint Venture and Halls Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

2.    Leases:

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


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at December 31:

                                                  1996          1995
                                               -----------   -----------

            Land                               $ 7,284,070   $ 7,666,704
            Buildings                           10,431,908    11,102,384
                                               -----------   -----------
                                                17,715,978    18,769,088
            Less accumulated
              depreciation                      (2,346,374)   (2,128,453)
                                               -----------   -----------
                                                15,369,604    16,640,635
            Less allowance for loss
              on land and buildings               (179,326)           -
                                               -----------   -----------

                                               $15,190,278   $16,640,635
                                               ===========   ===========

      In August 1995, the Partnership sold its property in Myrtle Beach, South Carolina, to the tenant for $1,040,000 and accepted the sales proceeds in the form of a promissory note (Note 6). The total carrying value of the property was $896,788, including acquisition fees and miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $924 and $1,571 for the years ended December 31, 1996 and 1995, respectively, and had a deferred gain in the amount of $140,717 and $141,641 at December 31, 1996 and 1995,
      respectively (Note 6).

      In October 1996, the Partnership sold its property in St. Cloud, Florida, to the tenant for $1,150,000. In connection therewith, the Partnership received $100,000 in cash and accepted the remaining sales proceeds in the form of a promissory note (Note 6). The total carrying value of the property was $894,265, including acquisition fees and miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for under the installment sales method for financial reporting purposes, as described above, the Partnership recognized a gain of $18,445 for the year ended December 31, 1996, and had a deferred gain in the amount of $183,802 at December 31, 1996 (Note 6).


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases - Continued:

      In addition, at December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $109,264 and wrote-off accrued rental income of $60,199 for financial reporting purposes for the properties in Franklin, Tennessee and Richmond, Indiana. The allowance for the Franklin, Tennessee property represents the difference between (i) the property's carrying value at December 31, 1996, plus the accrued rental income that the Partnership had recognized since the option of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $960,741 received as net sales proceeds in conjunction with the sale of the property in January 1997 (See Note 11). The allowance established for the Richmond, Indiana, property, in the amount of $70,062, represents the difference between the property's carrying value at December 31, 1996, and the general partners' estimate of net realizable value the property based on an anticipated sales price of this property to the current tenant.

      Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994 the Partnership recognized $27,875, $30,484 and $64,929, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

            1997                                             $ 1,550,207
            1998                                               1,518,124
            1999                                               1,525,001
            2000                                               1,549,914
            2001                                               1,523,848
            Thereafter                                        10,149,473
                                                             -----------

                                                             $17,816,567
                                                             ===========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant gross sales.


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


4.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at December 31:

                                                 1996           1995
                                             -----------    -----------

            Minimum lease payments
              receivable                     $ 2,811,323    $ 3,043,263
            Estimated residual
              values                             828,783        828,783
            Less unearned income              (1,698,700)    (1,884,253)
                                             -----------    -----------

            Net investment in direct
              financing leases               $ 1,941,406    $ 1,987,793
                                             ===========    ===========

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

            1997                                              $  231,938
            1998                                                 231,938
            1999                                                 231,938
            2000                                                 231,938
            2001                                                 231,938
            Thereafter                                         1,651,633
                                                              ----------

                                                              $2,811,323
                                                              ==========

      In October 1995, the Partnership sold a portion of land relating to its Property in Daleville, Indiana, in connection with a right of way taking and received sales proceeds of $7,625. In connection therewith, the Partnership recognized a gain of $4,353 for financial reporting purposes for the year ended December 31, 1995.

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.    Investment in Joint Ventures:

      The Partnership has a 43 percent and a 49 percent interest in the profits and losses of Cocoa Joint Venture and Halls Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


5.    Investment in Joint Ventures - Continued:

      Cocoa Joint Venture and Halls Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                   1996          1995
                                                ----------    ----------
            Land and buildings on
              operating leases, less
              accumulated depreciation          $  946,406    $  967,182
            Cash                                       561           112
            Prepaid expenses                           251            80
            Accrued rental income                   63,806        58,970
            Liabilities                                880           447
            Partners' capital                    1,010,144     1,025,897
            Revenues                               123,689       124,356
            Net income                              98,949       100,215

      The Partnership recognized income totalling $46,452, $47,018 and $47,219 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

6.    Mortgage Notes Receivable:

      In connection with the sale in 1995 of its property in Myrtle Beach, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, including interest, with a balloon payment of $1,006,004 due in July 2000.

      In addition, in connection with the sale in 1996 of its property in St. Cloud, Florida, the Partnership accepted a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 that the Partnership financed on behalf of the tenant. The note is collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.75% per annum and is being collected in 12 monthly installments of interest only, and thereafter in 168 equal monthly installments of principal and interest.


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


6.    Mortgage Notes Receivable - Continued:

      The mortgage notes receivable consisted of the following at December 31:

                                               1996             1995
                                            ----------       ----------

            Principal balance               $2,079,177       $1,028,591
            Accrued interest
              receivable                        18,200            8,786
            Less deferred gain
              on sale of land
              and building                    (324,519)        (141,641)
                                            ----------       ----------

                                            $1,772,858       $  895,736
                                            ==========       ==========

      The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1996 and 1995, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.    Allocations and Distributions:

      Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


7.    Allocations and Distributions - Continued:

      Any gain from the sale of a property is,in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During each of the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $2,300,000. No distributions have been made to the general partners to date.


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994

8.    Income Taxes:

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                         1996        1995        1994
                                      ----------  ----------  ----------

            Net income for financial
              reporting purposes      $1,428,159  $1,679,820  $1,743,029

            Depreciation for tax
              reporting purposes in
              excess of depreciation
              for financial reporting
              purposes                   (28,058)    (26,980)    (31,009)


            Gain on disposition of
              land and buildings for
              financial reporting
              purposes in excess of
              gain for tax reporting
              purposes                    (1,606)        (69)          -


            Allowance for loss on
              land and buildings         239,525          -            -

            Direct financing leases
              recorded as operating
              leases for tax reporting
              purposes                    46,387      42,180      38,532

            Loss on termination of
              direct financing leases         -           -       30,431

            Equity in earnings of
              unconsolidated joint
              ventures for tax
              reporting purposes less
              than equity in earnings
              of unconsolidated joint
              ventures for financial
              reporting purposes          (1,900)     (2,926)     (3,954)

            Allowance for doubtful
              accounts                    33,254    (150,480)     35,321

            Accrued rental income        (27,875)    (30,484)    (64,929)

            Rents paid in advance        (17,632)      9,505       (870)

            Minority interest in
              timing differences of
              consolidated joint
              venture                       (343)       (370)       (370)
                                      ----------  ----------  ----------

            Net income for federal
              income tax purposes     $1,669,911  $1,520,196  $1,746,181
                                      ==========  ==========  ==========


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions:

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 1996, 1995 and 1994.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions - Continued:

      aggregate 10% Preferred Return, plus their adjusted capital
      contributions.   During the year ended December 31, 1996, the
      Partnership incurred a deferred, subordinated real estate disposition fee of $34,500 as the result of the sale of the Property in St. Cloud, Florida. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1995 and 1994.

      During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $83,563, $83,882 and $47,314 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

      The due to related parties consisted of the following at December 31:

                                                      1996        1995
                                                    --------    --------

            Due to Affiliates:
              Expenditures incurred on
                behalf of the Partnership           $ 78,407    $ 36,618
              Accounting and administrative
                services                              43,057      24,901
              Deferred, subordinated real
                estate disposition fee                34,500          -
                                                    --------    --------

                                                    $155,964    $ 61,519
                                                    ========    ========

10.   Concentration of Credit Risk:

      For the years ended December 31, 1996, 1995 and 1994, total rental and earned income from Shoney's, Inc. was $241,119, $247,353 and $248,176, respectively, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures).

      In addition, the following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


10.   Concentration of Credit Risk - Continued:

      and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                          1996        1995        1994
                                        --------    --------    --------

            Denny's                     $310,021    $314,057    $307,596
            Wendy's Old Fashioned
              Hamburger Restaurant       293,817     278,127     280,075
            Perkins                      163,875     226,898     278,754
            Hardees                      144,991     183,123     237,671

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

11.   Subsequent Event:

      In January 1997, the Partnership sold its property in Franklin, Tennessee, for $980,000 and received net sales proceeds of $960,741, resulting in a loss of approximately $169,463 for financial reporting purposes which the Partnership recorded at December 31, 1996 (See Note
      3).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996.

      James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the ``CNL Income Fund Partnerships''), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.


      Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

      CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units.
James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

      John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was


Chief Financial Officer of the First  Baptist Church in Orlando, Florida.
From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

      Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

      Jeanne A. Wall, age 38, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

      Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                           Amount Incurred
  Type of Compensation                                       For the Year
     and Recipient          Method of Computation      Ended December 31, 1996
  --------------------      ---------------------      -----------------------

Reimbursement to          Operating expenses are       Operating expenses
affiliates for            reimbursed at the lower      incurred on behalf of
operating expenses        of cost or 90 percent of     the Partnership:
                          the prevailing rate at       $113,560
                          which comparable services
                          could have been obtained     Accounting and
                          in the same geographic       administrative
                          area.  Affiliates of the     services: $83,563
                          General Partners from
                          time to time incur
                          certain operating
                          expenses on behalf of the
                          Partnership for which the
                          Partnership reimburses
                          the affiliates without
                          interest.

Annual, subordinated      One percent of the sum of       $ - 0 -
management fee to         gross operating revenues
affiliates                from Properties wholly
                          owned by the Partnership
                          plus the Partnership's
                          allocable share of gross
                          revenues of joint
                          ventures in which the
                          Partnership is a co-
                          venturer, subordinated to
                          certain minimum returns
                          to the Limited Partners.
                          The management fee will
                          not exceed competitive
                          fees for comparable
                          services.  Due to the
                          fact that these fees are
                          noncumulative, if the
                          Limited Partners do not
                          receive their 10%
                          Preferred Return in any
                          particular year, no
                          management fees will be
                          due or payable for such
                          year.

Deferred, subordinated    A deferred, subordinated     $34,500
real estate disposition   real estate disposition
fee payable to            fee, payable upon sale of
affiliates                one or more Properties,
                          in an amount equal to the
                          lesser of (i) one-half of
                          a competitive real estate
                          commission, or (ii) three
                          percent of the sales
                          price of such Property or
                          Properties.  Payment of
                          such fee shall be made
                          only if affiliates of the
                          General Partners



                                                           Amount Incurred
  Type of Compensation                                       For the Year
     and Recipient          Method of Computation      Ended December 31, 1996
  --------------------      ---------------------      -----------------------

                          provide a substantial
                          amount of services in
                          connection with the sale
                          of a Property or
                          Properties and shall be
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.
                          However, if the net sales
                          proceeds are reinvested
                          in a replacement
                          property, no such real
                          estate disposition fee
                          will be incurred until
                          such replacement property
                          is sold and the net sales
                          proceeds are distributed.

General Partners'         A deferred, subordinated       $ - 0 -
deferred, subordinated    share equal to one
share of Partnership      percent of Partnership
net cash flow             distributions of net cash
                          flow, subordinated to
                          certain minimum returns
                          to the Limited Partners.


General Partners'         A deferred, subordinated        $ - 0 -
deferred, subordinated    share equal to five
share of Partnership      percent of Partnership
net sales proceeds from   distributions of such net
a sale or sales           sales proceeds,
                          subordinated to certain
                          minimum returns to the
                          Limited Partners.




                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.   Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

            Notes to Financial Statements

      2.   Financial Statement Schedules

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1996

            Schedule IV - Mortgage Loans on Real Estate at December 31, 1996

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

      10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)


(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.


                                    CNL INCOME FUND V, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ------------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ------------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ------------------------------
                                          JAMES M. SENEFF, JR.









      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                    Title                      Date
        ---------                    -----                      ----


/s/ Robert A. Bourne       President, Treasurer and        March 26, 1997
------------------------   Director (Principal
Robert A. Bourne           Financial  and
                           Accounting  Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 26 , 1997
------------------------   and Director (Principal
James M. Seneff, Jr.       Executive  Officer)








                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                Years Ended December 31, 1996, 1995 and 1994


                                      Additions              Deductions
                                 ---------------------  ---------------------
                                                                     Collected
                                 Charged                             or Deter-
                      Balance at to Costs   Charged       Deemed      mined to  Balance
                       Beginning   and      to Other     Uncollec-    be Col-   at End
Year Description        of Year  Expenses   Accounts       tible     lectible   of Year
---- -----------      ---------- --------  -----------  -----------  --------- --------

1994 Allowance for
       doubtful
       accounts (a)    $275,492    $ 4,788  $150,184(b)  $     -      $    -    $430,464
                       ========    =======  ========     ========     =======   ========


1995 Allowance for
       doubtful
       accounts (a)    $430,464    $    -   $ 19,561(b)  $445,535(c)  $    -    $  4,490
                       ========    =======  ========     ========     =======   ========


1996 Allowance for
       doubtful
       accounts (a)    $  4,490    $    -   $ 46,493(b)  $  5,846(c)  $ 7,394   $ 37,743
                       ========    =======  ========     ========     =======   ========


      (a)  Deducted from receivables on the balance sheet.

      (b)  Reduction of rental and other income.

      (c)  Amounts written off as uncollectible.


                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1996


                                                                       Costs Capitalized
                                                                           Subsequent
                                                   Initial Cost          To Acquisition
                                              -----------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, Georgia              -   $  482,070   $       -   $  368,416 $     -

    Captain D's Restaurant:
      Belleville, Illinois                -      186,050      383,781          -        -

    Denny's Restaurant:
      New Castle, Indiana                 -      117,394      471,340          -        -
      Port Orange, Florida                -      530,689      506,630      53,247       -

    Golden Corral Family
      Steakhouse Restaurants:
        Livingston, Texas                 -      156,382      429,107          -        -
        Victoria, Texas                   -      504,787      742,216          -        -

    Hardee's Restaurants:
      Richmond, Indiana                   -      267,763           -      474,121       -
      Belding, Michigan                   -      113,884      564,805          -        -
      Connorsville, Indiana               -      279,665           -      466,137       -
      South Haven, Michigan               -      120,847      599,339          -        -

    KFC Restaurant:
      Salem, New Hampshire                -      654,024           -      511,053       -

    Perkins Restaurants:
      Port St. Lucie, Florida             -      586,159           -      674,446       -

    Pizza Hut Restaurant:
      Mexia, Texas                        -      237,944      200,501          -        -

    Shoney's Restaurant:
      Tyler, Texas                        -      312,404      533,990          -        -

    Taco Bell Restaurants:
      Bountiful, Utah                     -      330,164           -      319,511       -
      Centralia, Washington               -      215,302           -      378,836       -








                                                                                Life
      Gross Amount at Which Carried                                           on Which
           at Close of Period (c)                                           Depreciation
  -------------------------------------                                      in Latest
               Buildings                                 Date                  Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------





  $  482,070   $   368,416  $   850,486    $   92,104     1989      04/89      (b)


     186,050       383,781      569,831        99,677     1988      03/89      (b)


     117,394       471,340      588,734        56,354     1989      02/89      (g)
     530,689       559,877    1,090,566       137,931     1989      07/89      (b)



     156,382       429,107      585,489       104,891     1986      09/89      (b)
     504,787       742,216    1,247,003       174,035     1989      12/89      (b)


     267,763       474,121      741,884       121,823     1989      02/89      (b)
     113,884       564,805      678,689        65,632     1989      03/89      (h)
     279,665       466,137      745,802       115,301     1989      03/89      (b)
     120,847       599,339      720,186        69,644     1989      03/89      (h)


     654,024       511,053    1,165,077       117,826     1990      05/89      (b)


     586,159       674,446    1,260,605       152,687     1990      11/89      (b)


     237,944       200,501      438,445        51,796     1985      03/89      (b)


     312,404       533,990      846,394       137,948     1988      03/89      (b)


     330,164       319,511      649,675        78,547     1989      05/89      (b)
     215,302       378,836      594,138        89,448     1989      08/89      (b)


                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996

                                                                        Costs Capitalized
                                                                            Subsequent
                                                   Initial Cost           To Acquisition
                                              -----------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     -------  ---------- ------------  ---------- --------
    Wendy's Old Fashioned
      Hamburger Restaurants:
        Tampa, Florida                    -      336,218      462,400          -        -
        Tampa, Florida                    -      290,479      430,134          -        -
        Endicott, New York                -      277,965      243,839          -        -
        Ithaca, New York                  -      310,462      208,618          -        -

    Other:
      Lebanon, New Hampshire (e)          -      448,724           -      696,741       -
      Franklin, Tennessee (f)             -      524,694           -      712,700       -
                                              ----------   ----------  ---------- --------

                                              $7,284,070   $5,776,700  $4,655,208 $     -
                                              ==========   ==========  ========== ========

Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                      -   $  183,229   $  192,857  $       -  $     -
                                              ==========   ==========  ========== ========

Property of Joint Venture
  in Which the Partnership
  has a 49% Interest and
  has Invested in Under
  an Operating Lease:
    Burger King Restaurant:
      Knoxville, Tennessee                -   $  283,961   $  430,406  $       -  $     -
                                              ==========   ==========  ========== ========

Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Captain D's Restaurant:
      Zanesville, Ohio                    -   $   99,651   $  390,518  $       -  $     -

    Denny's Restaurants:
      Dalesville, Indiana                 -      125,562      458,914          -        -
      Huron, Ohio                         -       27,418      456,139          -        -

    Shoney's Restaurant:
      Smyrna, Tennessee                   -      129,757      480,003          -        -
                                              ----------   ----------  ---------- --------

                                              $  382,388   $1,785,574  $       -  $     -
                                              ==========   ==========  ========== ========







                                                                                Life
      Gross Amount at Which Carried                                           on Which
          at Close of Period (c)                                            Depreciation
  -------------------------------------                                      in Latest
                Buildings                                 Date                 Income
                  and                    Accumulated    of Con-     Date    Statement is
     Land     Improvements     Total     Depreciation  struction  Acquired    Computed
  ----------  ------------  -----------  ------------  ---------  --------  ------------


     336,218       462,400      798,618       120,738     1987      02/89      (b)
     290,479       430,134      720,613       112,910     1980      02/89      (b)
     277,965       243,839      521,804        57,572     1976      12/89      (b)
     310,462       208,618      519,080        49,256     1977      12/89      (b)


     448,724       696,741    1,145,465       173,218     1989      03/89      (b)
     524,694       712,700    1,237,394       167,036     1989      06/89      (b)
  ----------   -----------  -----------    ----------

  $7,284,070   $10,431,908  $17,715,978    $2,346,374
  ==========   ===========  ===========    ==========







  $  183,229   $   192,857  $   376,086    $   45,053     1986      12/89      (b)
  ==========   ===========  ===========    ==========







  $  283,961   $   430,406  $   714,367    $   98,994     1985      01/90      (b)
  ==========   ===========  ===========    ==========





      (d)           (d)          (d)            (d)       1988      03/89      (d)


      (d)           (d)          (d)            (d)       1974      02/89      (d)
      (d)           (d)          (d)            (d)       1971      05/89      (d)


      (d)           (d)          (d)            (d)       1988      03/89      (d)



                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                            Accumulated
                                                 Cost (i)   Depreciation
                                               -----------  ------------

            Properties the Partnership has
              Invested in Under Operating
              Leases:

                Balance, December 31, 1993     $17,820,609    $1,470,080
                Reclassified from direct
                  financing leases               1,987,609            -
                Depreciation expense                    -        402,980
                                               -----------    ----------

                Balance, December 31, 1994      19,808,218     1,873,060
                Depreciation expense                    -        397,735
                Dispositions                    (1,039,130)     (142,342)
                                               -----------    ----------

                Balance, December 31, 1995      18,769,088     2,128,453
                Disposition                     (1,053,110)     (158,845)
                Depreciation expense                    -        376,766
                                               -----------    ----------

                Balance, December 31, 1996     $17,715,978    $2,346,374
                                               ===========    ==========

            Property of Joint Venture in
              Which the Partnership has a
              43% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1993     $   376,086    $   25,767
                Depreciation expense                    -          6,428
                                               -----------    ----------

                Balance, December 31, 1994         376,086        32,195
                Depreciation expense                    -          6,429
                                               -----------    ----------

                Balance, December 31, 1995         376,086        38,624
                Depreciation expense                    -          6,429
                                               -----------    ----------

                Balance, December 31, 1996     $   376,086    $   45,053
                                               ===========    ==========


            Property of Joint Venture in
              Which the Partnership has a
              49% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1993     $   714,367    $   55,953
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1994         714,367        70,300
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1995         714,367        84,647
                Depreciation expense                    -         14,347
                                               -----------    ----------

                Balance, December 31, 1996     $   714,367    $   98,994
                                               ===========    ==========


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $19,503,382 and $1,090,453, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(i) For financial reporting purposes, the undepreciated cost of the Properties in Franklin, Tennessee, and Rochester, Indiana, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $109,264 and $70,062, for the Properties in Franklin, Tennessee, and Rochester, Indiana, respectively, at December 31, 1996. The impairment at December 31, 1996, on the Franklin, Tennessee Property, is based on the sales proceeds received from the tenant in January 1997. The impairment at December 31, 1996, on the Richmond, Indiana Property, is based on an anticipated sales price of this Property to the tenant. The cost of the Properties presented on this schedule is the gross amount at which the Properties were carried at December 31, 1996, excluding the allowance for loss on land and buildings.


                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                                 SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                              December 31, 1996

                                                                                             Principal
                                                                                              Amount
                                                                                             of Loan
                                                                                 Carrying   Subject to
                                           Final    Periodic          Face      Amount of   Delinquent
                             Interest    Maturity   Payment  Prior  Amount of    Mortgage    Principal
Description                    Rate        Date      Terms   Liens  Mortgage       (1)      or Interest
--------------------------   --------  ------------ -------- ----- ---------- ------------- -----------
Perkins - Myrtle Beach, FL
First Mortgage                10.25%    July 2000     (2)    $  -  $1,040,000 $  889,891    $        -

Ponderosa - St. Cloud, FL
First Mortgage                10.75%   October 2011   (3)       -   1,057,299    882,967             -
                                                             ----- ---------- ----------    -----------

    Total                                                    $  -  $2,097,299 $1,772,858(4) $        -
                                                             ===== ========== ==========    ===========







(1) The tax carrying value of the notes are $1,767,448, which are net of deferred gains of $311,729.

(2) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,006,004.

(3) Twelve monthly payments of interest only and 168 equal monthly payments of principal and interest at an annual rate of 10.75%.

(4)   The changes in the carrying amounts are summarized as follows:


                                         1996          1995          1994
                                      ----------    ----------    ----------

      Balance at beginning of
         period                       $  895,736    $       -     $       -

      New mortgage loan                1,057,299     1,040,000            -

      Accrued interest                     9,414         8,786            -

      Collections of principal            (6,713)      (11,409)           -

      Deferred gain on sale
        of land and building            (182,878)     (141,641)           -
                                      ----------    ----------    ----------

      Balance at end of period        $1,772,858    $  895,736    $       -
                                      ==========    ==========    ==========



                                  EXHIBITS




                               EXHIBIT INDEX


Exhibit Number                                                        Page

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

   10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
            Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)


                                       i