Form 10-Q
period 1997-03-31
CNL INCOME FUND V LTD
filed 1997-05-15
CIK 837985

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                    0-19141


                           CNL Income Fund V, Ltd.
            (Exact name of registrant as specified in its charter)


          Florida                            59-2922869
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
(Address of principal                        (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No







                                   CONTENTS




Part I                                                                 Page

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











                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                  March 31,      December 31,
            ASSETS                                  1997             1996
                                                 -----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and building                      $14,145,962    $15,190,278
Net investment in direct financing
  leases                                           1,928,894      1,941,406
Investment in joint ventures                         463,347        465,808
Mortgage note receivable, less
  deferred gain of $324,273
  and $324,519                                     1,761,830      1,772,858
Cash and cash equivalents                          1,154,894        362,922
Receivables, less allowance for
  doubtful accounts of $62,793
  and $37,743                                         63,975         57,934
Prepaid expenses                                       4,320         10,416
Accrued rental income                                280,487        277,034
Other assets                                          54,346         54,346
                                                 -----------    -----------

                                                 $19,858,055    $20,133,002
                                                 ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $    15,875    $    25,366
Accrued and escrowed real estate
  taxes payable                                       91,416        104,764
Distributions payable                                575,000        575,000
Due to related parties                                86,744        155,964
Rents paid in advance                                 28,785         11,738
                                                 -----------    -----------
    Total liabilities                                797,820        872,832

Minority interest                                    272,101        277,551

Partners' capital                                 18,788,134     18,982,619
                                                 -----------    -----------

                                                 $19,858,055    $20,133,002
                                                 ===========    ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                            March 31,
                                                        1997         1996
                                                      --------     --------

Revenues:
  Rental income from operating leases                 $370,514     $449,665
  Earned income from direct financing
    leases                                              45,472       46,607
  Contingent rental income                              38,865       37,702
  Interest and other income                             66,917       35,450
                                                      --------     --------
                                                       521,768      569,424
                                                      --------     --------

Expenses:
  General operating and administrative                  38,143       51,763
  Professional services                                  5,314        7,937
  Real estate taxes                                     19,211       13,904
  State and other taxes                                 11,729       12,341
  Depreciation                                          83,575       95,221
                                                      --------     --------
                                                       157,972      181,166
                                                      --------     --------

Income Before Minority Interest in Loss
  of Consolidated Joint Venture, Equity
  in Earnings of Unconsolidated Joint
  Ventures and Gain on Sale of Land and
  Building                                             363,796      388,258

Minority Interest in Loss of Consolidated
  Joint Venture                                          5,450        6,846

Equity in Earnings of Unconsolidated Joint
  Ventures                                              11,023       10,945

Gain on Sale of Land and Building                          246          222
                                                      --------     --------

Net Income                                            $380,515     $406,271
                                                      ========     ========

Allocation of Net Income:
  General partners                                    $  3,805     $  4,063
  Limited partners                                     376,710      402,208
                                                      --------     --------

                                                      $380,515     $406,271
                                                      ========     ========

Net Income Per Limited Partner Unit                   $   7.53     $   8.04
                                                      ========     ========

Weighted Average Number of Limited
  Partner Units Outstanding                             50,000       50,000
                                                      ========     ========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1997              1996
                                               -------------     ------------

General partners:
  Beginning balance                             $   376,173      $   203,960
  Contributions                                          -           159,700
  Net income                                          3,805           12,513
                                                -----------      -----------
                                                    379,978          376,173
                                                -----------      -----------

Limited partners:
  Beginning balance                              18,606,446       19,490,800
  Net income                                        376,710        1,415,646
  Distributions ($11.50 and
    $46.00 per limited partner
    unit, respectively)                            (575,000)      (2,300,000)
                                                -----------      -----------
                                                 18,408,156       18,606,446
                                                -----------      -----------

Total partners' capital                         $18,788,134      $18,982,619
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                       1997          1996
                                                    ----------    ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                    $  404,443    $  562,127
                                                    ----------    ----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          building                                     960,741            -
        Collections on mortgage note
          receivable                                     1,788         1,614
                                                    ----------    ----------
            Net cash provided by
              investing activities                     962,529         1,614
                                                    ----------    ----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                           -        100,000
        Distributions to limited
          partners                                    (575,000)     (575,000)
                                                    ----------    ----------
            Net cash used in
              financing activities                    (575,000)     (475,000)
                                                    ----------    ----------

Net Increase in Cash and Cash
  Equivalents                                          791,972        88,741

Cash and Cash Equivalents at
  Beginning of Quarter                                 362,922       319,052
                                                    ----------    ----------

Cash and Cash Equivalents at End of
  Quarter                                           $1,154,894    $  407,793
                                                    ==========    ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                             $  575,000    $  575,000
                                                    ==========    ==========


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 1996.

      The Partnership accounts for its 66.5% interest in CNL/Longacre Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.    Land and Buildings on Operating Leases:

      In January 1997, the Partnership sold its property in Franklin, Tennessee, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building relating to this property, no loss was recognized in January 1997 as a result of the sale.

3.    Concentration of Credit Risk:

      The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended March 31:

                                                       1997        1996
                                                     -------     -------

            Shoney's, Inc.                           $71,158     $59,196
            London Development Corporation            51,603      49,676
            Golden Corral Corporation                 48,878      48,878


                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                    Quarters Ended March 31, 1997 and 1996


3.    Concentration of Credit Risk - Continued:

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 27 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $404,443 and $562,127 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarters ended March 31, 1997 and 1996.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the quarter ended March 31, 1996, the Partnership received $100,000 in capital contributions from the corporate general partner in connection with the operations of the Partnership. No such contributions were received during the quarter ended March 31, 1997.

      In January 1997, the Partnership sold its Property in Franklin, Tennessee, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building relating to this Property, no gain or loss was recognized in January 1997 as a result of the sale. The Partnership distributed $297,700 of the net sales proceeds to the limited partners and intends to reinvest the remaining net sales proceeds in an additional Property.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,154,894 invested in such


Liquidity and Capital Resources - Continued

short-term investments as compared to $362,922 at December 31, 1996. The increase in cash and cash equivalents for the quarter ended March 31, 1997, is primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Franklin, Tennessee, as discussed above. The funds remaining at March 31, 1997, will be used towards the reinvestment of net sales proceeds in a replacement property, payment of distributions and other liabilities.

      Total liabilities of the Partnership decreased to $797,820 at March 31, 1997, from $872,832 at December 31, 1996. Liabilities at March 31, 1997, to the extent they exceed cash and cash equivalents at March 31, 1997, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations and, for the quarter ended March 31, 1997, a portion of the proceeds received from the sale of the Property in Franklin, Tennessee, the Partnership declared distributions to limited partners of $575,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $11.50 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarter ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations

      During the quarter ended March 31, 1996, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 27 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996) and during the quarter ended March 31, 1997, the Partnership and CNL/Longacre Joint Venture owned and leased 26 wholly owned Properties (including one Property in Franklin, Tennessee, which was sold in


Results of Operations - Continued

January 1997) to operators of fast-food and family-style restaurant chains.
In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership and CNL/Longacre Joint Venture earned $415,986 and $496,272, respectively, in rental income from operating leases and earned income from direct financing leases. Rental income decreased approximately $31,000 and $25,900 during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, as a result of the sales of the Properties in St. Cloud, Florida, and Franklin, Tennessee, respectively, in October 1996 and January 1997, respectively.

      Rental and earned income also decreased during the quarter ended March 31, 1997, as a result of the Partnership increasing its allowance for doubtful accounts by approximately $22,000 for rental amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing.
The Partnership is negotiating an agreement with the tenant for the collection of past due amounts and will recognize such amounts as income if collected. The Partnership is also in the process of negotiating the sale of the Property in Richmond, Indiana, with the current tenant of the Property.

      Rental and earned income during the quarters ended March 31, 1997 and 1996, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire. The Partnership is currently seeking replacement tenants for these Properties.

      For the quarters ended March 31, 1997 and 1996, the Partnership also earned $38,865 and $37,702, respectively, in contingent rental income.

      In addition, for the quarters ended March 31, 1997 and 1996, the Partnership also owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, the Partnership earned $11,023 and $10,945, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer.

      Interest and other income was $66,917 and $35,450 for the quarters ended March 31, 1997 and 1996, respectively. The increase in interest and other income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in St. Cloud, Florida, in October 1996.

      During the quarter ended March 31, 1997, three lessees of the Partnership and its consolidated joint venture, Shoney's, Inc., Golden Corral Corporation and London Development Corporation each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated



Results of Operations - Continued

joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of March 31, 1997, Shoney's, Inc. was the lessee under leases relating to four restaurants, Golden Corral Corporation was the lessee under leases relating to two restaurants and London Development Corporation was the lessee under the lease relating to one restaurant. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

      Operating expenses, including depreciation expense, were $157,972 and $181,166 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is partially due to a decrease in depreciation expense due to the sales of the Properties in St. Cloud, Florida, and Franklin, Tennessee, in October 1996 and January 1997, respectively.

      The decrease in operating expenses during the quarter ended March 31, 1997, is also attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of the Partnership incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the partnership agreement during the quarter ended December 31, 1996. The Partnership incurred the cost of the 1995 appraisal updates during the quarter ended March 31, 1996.

      Due to the tenants defaulting under the terms of their lease agreements for the Properties in Belding and South Haven, Michigan, and the Property in Lebanon, New Hampshire, the Partnership and CNL/Longacre Joint Venture expect to continue to incur operating expenses relating to such Properties until such time as a new lease is executed for each Property.

      The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, was partially offset by an increase in real estate taxes of approximately $8,100 accrued by the Partnership for real estate taxes relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which are leased to the same tenant. Payment of these taxes remains the responsibility of the tenant of these Properties; however, because of the current financial difficulties the tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from the tenant of any such amounts paid by the Partnership and recognize such amounts as income if collected.


Results of Operations - Continued

      As a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $246 and $222 during the quarters ended March 31, 1997 and 1996, respectively.



                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable.

Item 3.     Defaults upon Senior Securities.  Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 14th day of May, 1997.


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