Form 10-Q
period 1997-06-30
CNL INCOME FUND V LTD
filed 1997-08-12
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       June 30, 1997

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to


                             Commission file number
                                    0-19141


                            CNL Income Fund V, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                 59-2922869
    (State or other juris-                      (I.R.S. Employer
   diction of incorporation                    Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                      32801
   (Address of principal                           (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                         (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                   Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                               1

    Condensed Statements of Income                         2

    Condensed Statements of Partners' Capital              3

    Condensed Statements of Cash Flows                     4

    Notes to Condensed Financial Statements                5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                         8-13


Part II

  Other Information                                        14

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                               June 30,             December 31,
            ASSETS                               1997                   1996
                                              -----------           -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,345,786 and
  $2,173,156 and allowance for
  loss on land and building                   $13,919,747            $15,190,278
Net investment in direct financing
  leases                                        1,385,783              1,941,406
Investment in joint ventures                      461,629                465,808
Mortgage note receivable, less
  deferred gain of $324,020
  and $324,519                                  1,771,915              1,772,858
Cash and cash equivalents                       1,683,441                362,922
Receivables, less allowance for
  doubtful accounts of $139,145
  and $37,743                                      49,030                 57,934
Prepaid expenses                                    9,163                 10,416
Accrued rental income                             283,941                277,034
Other assets                                       54,346                 54,346
                                              -----------            -----------

                                              $19,618,995            $20,133,002
                                              ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    14,971            $    25,366
Accrued real estate taxes payable                 126,288                104,764
Distributions payable                             575,000                575,000
Due to related parties                            113,977                155,964
Rents paid in advance                              26,015                 11,738
                                              -----------            -----------
    Total liabilities                             856,251                872,832

Commitment (Note 5)

Minority interest                                 267,519                277,551

Partners' capital                              18,495,225             18,982,619
                                              -----------            -----------

                                              $19,618,995            $20,133,002
                                              ===========            ===========










           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                       Quarter Ended                     Six Months Ended
                                                          June 30,                             June 30,
                                                     1997           1996                1997             1996
                                                  ---------       ---------          ----------       -------
Revenues:
  Rental income from
    operating leases                              $ 327,485       $ 449,664          $  697,999       $  899,329
  Earned income from direct
    financing leases                                 38,995          46,463              84,467           93,070
  Contingent rental income                           13,787           2,585              52,652           40,287
  Interest and other income                          67,234          32,907             134,151           68,357
                                                  ---------       ---------          ----------       ----------
                                                    447,501         531,619             969,269        1,101,043
                                                  ---------       ---------          ----------       ----------

Expenses:
  General operating and
    administrative                                   38,406          46,468              76,549           98,231
  Bad debt expense                                    9,007              -                9,007               -
  Professional services                               7,515           2,996              12,829           10,933
  Real estate taxes                                   2,311           7,914              21,522           21,818
  State and other taxes                                 168             151              11,897           12,492
  Depreciation                                       83,225          95,221             166,800          190,442
                                                   --------        --------          ----------       ----------
                                                    140,632         152,750             298,604          333,916
                                                   --------        --------          ----------       ----------

Income Before Minority Interest
  in Loss of Consolidated Joint
  Venture, Equity in Earnings
  of Unconsolidated Joint
  Ventures, Gain on Sale of
  Land and Building and
  Provision for Loss on Land
  and Building                                      306,869         378,869             670,665          767,127

Minority Interest in Loss of
  Consolidated Joint Venture                          4,582           6,262              10,032           13,108

Equity in Earnings of Uncon-
  solidated Joint Ventures                           11,382          11,288              22,405           22,233

Gain on Sale of Land and
  Building                                          102,248             228             102,494              450

Provision for Loss on Land
  and Building                                     (142,990)             -             (142,990)              -
                                                  ---------       ---------          ----------       ----------

Net Income                                        $ 282,091       $ 396,647          $  662,606       $  802,918
                                                  =========       =========          ==========       ==========

Allocation of Net Income:
  General partners                                 $    683        $  3,966          $    4,488       $    8,029
  Limited partners                                  281,408         392,681             658,118          794,889
                                                   --------        --------          ----------        ---------

                                                   $282,091        $396,647          $  662,606       $  802,918
                                                   ========        ========          ==========       ==========

Net Income Per Limited
  Partner Unit                                     $   5.63        $   7.85          $    13.16       $    15.90
                                                   ========        ========          ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                        50,000          50,000              50,000           50,000
                                                   ========        ========          ==========       ==========


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Six Months Ended        Year Ended
                                            June 30,            December 31,
                                              1997                  1996
                                        ----------------        ------------

General partners:
  Beginning balance                      $   376,173             $   203,960
  Contributions                                   -                  159,700
  Net income                                   4,488                  12,513
                                         -----------             -----------
                                             380,661                 376,173
                                         -----------             -----------

Limited partners:
  Beginning balance                       18,606,446              19,490,800
  Net income                                 658,118               1,415,646
  Distributions ($23.00 and
    $46.00 per limited partner
    unit, respectively)                   (1,150,000)             (2,300,000)
                                         -----------             -----------
                                          18,114,564              18,606,446
                                         -----------             -----------

Total partners' capital                  $18,495,225             $18,982,619
                                         ===========             ===========




            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                               Six Months Ended
                                                      June 30,
                                               1997            1996
                                            -----------      ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                            $   871,846      $ 1,025,805
                                            -----------      -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          building                            1,595,051               -
        Collections on mortgage note
          receivable                              3,622            3,270
                                            -----------      -----------
            Net cash provided by
              investing activities            1,598,673            3,270
                                            -----------      -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                    -           108,200
        Distributions to limited
          partners                           (1,150,000)      (1,150,000)
                                            -----------      -----------
            Net cash used in
              financing activities           (1,150,000)      (1,041,800)
                                            -----------      -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                            1,320,519          (12,725)

Cash and Cash Equivalents at
  Beginning of Period                           362,922          319,052
                                            -----------      -----------

Cash and Cash Equivalents at End of
  Period                                    $ 1,683,441      $   306,327
                                            ===========      ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                      $   575,000      $   575,000
                                            ===========      ===========








           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         As of December 31, 1996, the Partnership recorded an allowance for loss on land and building in the amount of $70,062 for financial reporting purposes for the Hardees property in Richmond, Indiana. In addition, at June 30, 1997, the Partnership increased the allowance for loss on land and building by $142,990 for such property. The allowance represents the difference between the (i) property's carrying value at June 30, 1997, and (ii) the general partners' estimate of the net realizable value of the property based on the general partners' anticipated sales price relating to this property.

         In January 1997, the Partnership sold its property in Franklin, Tennessee, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building relating to this property, no loss was recognized in January 1997 as a result of the sale.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


3.       Net Investment in Direct Financing Leases:

         In May 1997, the Partnership sold its property in Smyrna, Tennessee, for $655,000 and received net sales proceeds of $634,310, resulting in a gain of approximately $101,995 for financial reporting purposes. This property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $64,800 in excess of its original purchase price.

4.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $35,297 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of June 30, 1997, the receivable balance was $35,297 (See Note 7).

5.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended June 30:

                                                     1997             1996
                                                   --------         ------

                  Shoney's, Inc.                   $130,293         $119,837
                  Golden Corral Corporation          97,756           97,756
                  Tampa Foods, L.P.                  89,601           87,710
                  London Development Corporation     89,480           88,674

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


5.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income and mortgage interest income
         (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the quarters ended June 30:


                                                     1997             1996
                                                   --------         --------

                  Denny's                          $153,339         $153,409
                  Perkins                           141,744          141,321
                  Wendy's Old Fashioned
                    Hamburger Restaurant            129,597          134,796
                  Golden Corral Family
                    Steakhouse Restaurant            97,756           97,756


         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these restaurant chains or any lessee could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


6.       Commitments:

         As of June 30, 1997, the Partnership entered into a new lease for the property located in South Haven, Michigan, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership has agreed to fund up to $135,000 in conversion costs associated with this property.


7.       Subsequent Event:

         In July 1997, the Partnership entered into a letter of intent with a new tenant to operate the property located in Connersville, Indiana. In connection therewith, the Partnership has agreed to fund up to $125,000 in conversion costs associated with this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple- net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 26 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). In addition, another source of capital for the six months ended June 30, 1997, included proceeds from the sales of Properties, as discussed below. Cash from operations was $871,846 and $1,025,805 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997 and 1996.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the six months ended June 30, 1996, the Partnership received $108,200 in capital contributions from the corporate general partner in connection with the operations of the Partnership. No such contributions were received during the six months ended June 30, 1997.

         In January 1997, the Partnership sold its Property in Franklin, Tennessee, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building relating to this Property, no gain or loss was recognized in January 1997 as a result of the sale. The Partnership used $297,700 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners, and intends to reinvest the remaining net sales proceeds in an additional Property.

         In addition, in May 1997, the Partnership sold its Property in Smyrna, Tennessee, for $655,000 and received net sales proceeds of $634,310, resulting in a gain of approximately $101,995 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $64,800 in excess of its original purchase price. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. The Partnership intends to use approximately $82,500 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners and reinvest the remaining net sales proceeds in the form of renovations to several Properties held by the Partnership.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $35,297 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. As of June 30, 1997 the receivable balance was $35,297.

         In July 1997, the Partnership entered into a letter of intent for a lease with a new tenant to operate the Property located in Connorsville, Indiana. In connection therewith, The Partnership anticipates funding up to $125,000 in conversion costs associated with this Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $1,683,441 invested in such short-term investments as compared to $362,922 at December 31, 1996. The increase in cash and cash equivalents for the six months ended June 30, 1997, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Franklin and Smyrna, Tennessee, as discussed above. The funds remaining at June 30, 1997, will be used towards the reinvestment of net sales proceeds and the payment of distributions and other liabilities.

         Total liabilities of the Partnership decreased to $856,251 at June 30, 1997, from $872,832 at December 31, 1996. Liabilities at June 30, 1997, to the extent they exceed cash and cash equivalents at June 30, 1997, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

         As of June 30, 1997, the Partnership entered into a new lease for the property located in South Haven, Michigan, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership has agreed to fund up to $135,000 in conversion costs associated with this property.

         Based on current and anticipated future cash from operations and, for the six months ended June 30, 1996, general partner contributions, and, for the six months ended June 30, 1997, a portion of the proceeds received from the sales of the Properties in Franklin and Smyrna, Tennessee, the Partnership declared distributions to limited partners of $1,150,000 for each of the six months ended June 30, 1997 and 1996 ($575,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $23.00 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations

         During the six months ended June 30, 1996, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 27 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996) and during the six months ended June 30, 1997, the Partnership and CNL/Longacre Joint Venture owned and leased 26 wholly owned Properties (including one Property in Franklin, Tennessee, which was sold in January 1997 and one Property in Smyrna, Tennessee, which was sold in May 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership and CNL/Longacre Joint Venture earned $782,466 and $992,399, respectively, in rental income from operating leases and earned income from direct financing leases, $366,480 and $496,127 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. Rental income during the quarter and six months ended June 30, 1997 decreased approximately $63,600 and $120,500, respectively, as compared to the quarter and six months ended June 1996, as a result of the sales of the Properties in St. Cloud, Florida, Franklin, Tennessee, and Smyrna, Tennessee, in October 1996, January 1997 and May 1997, respectively.

         Rental and earned income also decreased during the quarter and six months ended June 30, 1997, as a result of the Partnership increasing its allowance for doubtful accounts by approximately $65,200 and $87,300, respectively, for rental amounts relating to the Hardee's Properties located in Connorsville and Richmond,

Indiana, which are leased by the same tenant, due to financial difficulties the tenant is experiencing. No such allowance was established during the quarter and six months ended June 30, 1996. In June 1997, the Partnership terminated the lease with the former tenant as discussed above in "Liquidity and Capital Resources". The Partnership does not intend to continue to pursue the collection of these rental and other amounts due from the former tenant unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

         Rental and earned income during the quarters and six months ended June 30, 1997 and 1996, respectively, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding and South Haven, Michigan, and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until replacement tenants are located for the Properties in Belding, Michigan and Lebanon, New Hampshire, which had not been released as of June 30, 1997.

         For the six months ended June 30, 1997 and 1996, the Partnership also earned $52,652 and $40,287, respectively, in contingent rental income, $13,787 and $2,585 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in contingent rental income during the six months ended June 30, 1997, is primarily attributable to an increase in gross sales relating to certain restaurant Properties required to pay contingent rent.

         In addition, for the six months ended June 30, 1997 and 1996, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, the Partnership earned $22,405 and $22,233, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer, $11,382 and $11,288 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         Interest and other income was $134,151 and $68,357 for the six months ended June 30, 1997 and 1996, respectively, $67,234 and $32,907 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in St. Cloud, Florida, in October 1996.

         During the six months ended June 30, 1997, four lessees of the Partnership and its consolidated joint venture, Shoney's, Inc., Golden Corral Corporation, London Development Corporation and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of June 30, 1997, Shoney's, Inc. was the lessee under leases relating to three restaurants, Golden Corral Corporation was the lessee under leases relating to two restaurants, London Development Corporation was the lessee under the lease relating to one restaurant, and Tampa Foods, L.P. was the lessee under leases relating to two restaurants. In addition, four Restaurant Chains, Denny's, Wendy's Old Fashioned Hamburger Restaurant, Golden Corral Family Steakhouse Restaurant, and Perkins, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income. It is anticipated that, based on the minimum rental and mortgage interest payments required by the leases, these lessees and restaurant chains will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation expense, were $298,604 and $333,916 for the six months ended June 30, 1997 and 1996, respectively, of which $140,632 and $152,750 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is partially due to a decrease in depreciation expense due to the sales of the Properties in St. Cloud, Florida, and Franklin, Tennessee, in October 1996 and January 1997, respectively. The decrease in operating expenses is also attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, was partially offset by an increase of approximately $9,000 for bad debt expense recorded by the Partnership in 1997, relating to past due rental amounts for the Properties located in Connorsville and Richmond, Indiana. The Partnership does not intend to continue to pursue the collection of such amounts unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

         Due to the tenants defaulting under the terms of their lease agreements for the Property in Belding, Michigan, and the Property in Lebanon, New Hampshire, the Partnership and CNL/Longacre Joint Venture expect to continue to incur operating expenses relating to such Properties until such time as a new lease is executed for each
Property.

         As a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $253 and $499 during the quarter and six months ended June 30, 1997, respectively.

         In May 1997, the Partnership sold its Property in Smyrna, Tennessee, as described above in "Liquidity and Capital Resources," and recognized a gain for financial reporting purposes of $101,995 during the quarter and six months ended June 30, 1997.

         In addition, during the quarter and six months ended June 30, 1997, the Partnership recorded an allowance for loss on land and building of $142,990, for financial reporting purposes, relating to the Hardee's Property in Richmond, Indiana. The loss represents the difference between the Property's carrying value and the estimated net realizable value, based on the anticipated sales price of this Property.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 1997.


                           CNL INCOME FUND V, LTD.

                      By:  CNL REALTY CORPORATION
                           General Partner


                           By:  /s/ James M. Seneff, Jr.
                                -----------------------------
                                JAMES M. SENEFF, JR.
                                Chief Executive Officer
                                (Principal Executive Officer)


                           By:   /s/ Robert A. Bourne
                                 ----------------------------
                                 ROBERT A. BOURNE
                                 President and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)