Form 10-Q
period 1997-09-30
CNL INCOME FUND V LTD
filed 1997-10-31
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS




Part I                                                Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                          1

    Condensed Statements of Income                    2

    Condensed Statements of Partners' Capital         3

    Condensed Statements of Cash Flows                4

    Notes to Condensed Financial Statements           5-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                    9-16


Part II

  Other Information                                   17

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         September 30,            December 31,
            ASSETS                           1997                     1996
                                         -------------            -----------

Land and  buildings  on  operating
  leases,  less  accumulated
  depreciation  of $2,128,783 and
  $2,346,374 and allowance for
  loss on land and building of
  $213,052 and $179,326                    $11,881,432            $15,190,278
Net investment in direct financing
  leases                                     1,376,436              1,941,406
Investment in joint ventures                   459,503                465,808
Mortgage note receivable, less
  deferred gain of $323,761
  and $324,519                               1,770,276              1,772,858
Cash and cash equivalents                    1,415,939                362,922
Restricted cash                              2,484,723                     -
Receivables, less allowance for
  doubtful accounts of $137,892
  and $37,743                                   42,312                 57,934
Prepaid expenses                                 9,834                 10,416
Accrued rental income                          191,476                277,034
Other assets                                    54,346                 54,346
                                           -----------            -----------

                                           $19,686,277            $20,133,002
                                           ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $    18,671            $    25,366
Accrued construction costs payable              50,000                     -
Accrued real estate taxes payable              102,327                104,764
Distributions payable                          575,000                575,000
Due to related parties                         125,064                155,964
Rents paid in advance                           12,758                 11,738
                                           -----------            -----------
    Total liabilities                          883,820                872,832

Commitments (Note 7)

Minority interest                              261,427                277,551

Partners' capital                           18,541,030             18,982,619
                                           -----------            -----------

                                           $19,686,277            $20,133,002
                                           ===========            ===========







            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                      Nine Months Ended
                                                            September 30,                      September 30,
                                                      1997           1996               1997             1996
                                                   ---------       ---------         ----------       -------
Revenues:
  Rental income from
    operating leases                               $ 344,772       $ 440,455         $1,042,771       $1,339,784
  Earned income from direct
    financing leases                                  33,396          46,316            117,863          139,386
  Contingent rental income                            15,404          17,156             68,056           57,443
  Interest and other income                           93,169          28,746            227,320           97,103
                                                   ---------       ---------         ----------       ----------
                                                     486,741         532,673          1,456,010        1,633,716
                                                   ---------       ---------         ----------       ----------

Expenses:
  General operating and
    administrative                                    52,181          41,075            128,730          139,306
  Bad debt expense                                        -               -               9,007               -
  Professional services                                4,866           4,382             17,695           15,315
  Real estate taxes                                   10,776           8,732             32,298           30,550
  State and other taxes                                   -               -              11,897           12,492
  Depreciation                                        82,425          95,221            249,225          285,663
                                                   ---------       ---------          ---------       ----------
                                                     150,248         149,410            448,852          483,326
                                                   ---------       ---------          ---------       ----------

Income Before Minority Interest
  in Loss of Consolidated Joint
  Venture, Equity in Earnings
  of Unconsolidated Joint
  Ventures, Gain on Sale of
  Land and Buildings and
  Provision for Loss on Land
  and Building                                       336,493         383,263          1,007,158        1,150,390

Minority Interest in Loss of
  Consolidated Joint Venture                           6,092           5,220             16,124           18,328

Equity in Earnings of Uncon-
  solidated Joint Ventures                            11,144          11,408             33,549           33,641

Gain on Sale of Land and
  Buildings                                          267,076             234            369,570              684

Provision for Loss on Land
  and Building                                            -               -            (142,990)              -
                                                   ---------       ---------         ----------       ---------

Net Income                                         $ 620,805       $ 400,125         $1,283,411       $1,203,043
                                                   =========       =========         ==========       ==========

Allocation of Net Income:
  General partners                                 $   6,060       $   4,001         $   10,548       $   12,030
  Limited partners                                   614,745         396,124          1,272,863        1,191,013
                                                   ---------       ---------         ----------       ----------

                                                   $ 620,805       $ 400,125         $1,283,411       $1,203,043
                                                   =========       =========         ==========       ==========

Net Income Per Limited
  Partner Unit                                     $   12.29       $    7.92         $    25.46       $    23.82
                                                   =========       =========         ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                         50,000          50,000             50,000           50,000
                                                   =========       =========         ==========       ==========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Nine Months Ended             Year Ended
                                       September 30,              December 31,
                                           1997                       1996
                                     -----------------            ------------

General partners:
  Beginning balance                    $   376,173                $   203,960
  Contributions                                 -                     159,700
  Net income                                10,548                     12,513
                                       -----------                -----------
                                           386,721                    376,173
                                       -----------                -----------

Limited partners:
  Beginning balance                     18,606,446                 19,490,800
  Net income                             1,272,863                  1,415,646
  Distributions ($34.50 and
    $46.00 per limited partner
    unit, respectively)                 (1,725,000)                (2,300,000)
                                       -----------                -----------
                                        18,154,309                 18,606,446
                                       -----------                -----------

Total partners' capital                $18,541,030                $18,982,619
                                       ===========                ===========



            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                        September 30,
                                                  1997                 1996
                                              -----------           -------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                              $ 1,297,828           $ 1,617,623
                                              -----------           -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          buildings                             4,082,166                    -
        Additions to land and building
          on operating leases                    (120,365)                   -
        Collections on mortgage note
          receivable                                5,503                 4,969
        Increase in restricted cash            (2,487,115)                   -
                                              -----------           ----------
            Net cash provided by
              investing activities              1,480,189                 4,969
                                              -----------           -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                      -                159,700
        Distributions to limited
          partners                             (1,725,000)           (1,725,000)
                                              -----------           -----------
            Net cash used in
              financing activities             (1,725,000)           (1,565,300)
                                              -----------           -----------

Net Increase in Cash and
  Cash Equivalents                              1,053,017                57,292

Cash and Cash Equivalents at
  Beginning of Period                             362,922               319,052
                                              -----------           -----------

Cash and Cash Equivalents at End of
  Period                                      $ 1,415,939           $   376,344
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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         As of December 31, 1996, the Partnership recorded an allowance for loss on land and building in the amount of $70,062 for financial reporting purposes for the Hardees property in Richmond, Indiana. In addition, as of September 30, 1997, the Partnership had increased the allowance for loss on land and building by an additional $142,990 for such property. The allowance represents the difference between (i) the property's carrying value at September 30, 1997, and (ii) the general partners' estimate of the net realizable value of the property based on the general partners' anticipated sales price relating to this property.

         In January 1997, the Partnership sold its property in Franklin, Tennessee, to the tenant for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building as of December 31, 1996, in the amount of $109,264 relating to this property, no loss was recognized in January 1997 as a result of the sale.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Land and Buildings on Operating Leases - Continued:

         In June 1997, the Partnership entered into an operating agreement for the property located in South Haven, Michigan, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership funded approximately $120,400 in conversion costs associated with this property.

         In September 1997, the Partnership sold its property in Salem, New Hampshire, to the tenant for $1,295,172 and received net sales proceeds (net of $1,773 which represents prorated rent returned to the tenant) of $1,270,365, resulting in a gain of approximately $141,508 for financial reporting purposes. This property was originally acquired by the Partnership in May 1989 and had a cost of approximately $1,085,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $187,000 in excess of its original purchase price.

         In addition, in September 1997, the Partnership sold its property in Port St. Lucie, Florida, to the tenant for $1,220,000 and received net sales proceeds of $1,216,750, resulting in a gain of approximately $125,309 for financial reporting purposes. This property was originally acquired by the Partnership in November 1989 and had a cost of approximately $1,176,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $40,700 in excess of its original purchase price.

3.       Net Investment in Direct Financing Leases:

         In May 1997, the Partnership sold its property in Smyrna, Tennessee, to a third party for $655,000 and received net sales proceeds of $634,310, resulting in a gain of approximately $101,995 for financial reporting purposes. This property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $64,800 in excess of its original purchase price.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


4.       Restricted Cash:

         As of September 30, 1997, net sales proceeds of $2,487,115 from the sales of the properties in Salem, New Hampshire and Port St. Lucie, Florida, less escrow fees (net of accrued interest) of $2,392 were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire additional properties on behalf of the Partnership.

5.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $35,297 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at September 30, 1997, included $36,187 of such amounts, including accrued interest of $890 (See Note
         7).

6.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended September 30:

                                                         1997            1996
                                                       --------        --------

                  Shoney's, Inc.                       $180,044        $180,478
                  Golden Corral Corporation             146,633         146,633
                  Tampa Foods, L.P.                     133,923         131,565
                  Great Midwestern Restaurants, Inc.    127,484         127,623

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessee's could significantly impact the results of operations of the
         Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


7.       Commitments:

         In July 1997, the Partnership entered into a new lease for the property in Connorsville, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, the Partnership has agreed to fund up to $125,000 in renovation costs, of which $50,000 in costs had been incurred and accrued as construction in process as of September 30, 1997. The renovations are expected to be completed in November 1997.

         In July 1997, the Partnership entered into a purchase and sale agreement with a third party to sell the Hardee's property located in Richmond, Indiana. The general partners believe that the anticipated sales price on this property exceeds the carrying cost associated with the property. The sale of this property had not occurred as of September 30, 1997.

8.       Subsequent Event:

         In  October  1997,  the  Partnership   received   $106,000  in  capital
         contributions from the corporate general partner in connection with the operations of the Partnership.

         In addition, in October 1997, the Partnership reinvested approximately $460,200 of the net sales proceeds from the sale in January 1997, of the property in Franklin, Tennessee, in a Boston Market property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to each co-venturer's interest. The Partnership owns an approximate 43 percent interest in the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple- net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 24 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). In addition, another source of capital for the nine months ended September 30, 1997, included proceeds from the sales of Properties, as discussed below. Cash from operations was $1,297,828 and $1,617,623 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997 and 1996.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership. During the nine months ended September 30, 1996, the Partnership received $159,700 in capital contributions from the corporate general partner in connection with the operations of the Partnership. No such contributions were received during the nine months ended September 30, 1997. In October 1997, the Partnership received $106,000 in contributions from the corporate general partner in connection with the operations of the Partnership.

         In  January  1997,  the  Partnership  sold its  Property  in  Franklin,
Tennessee, to the tenant for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building relating to this Property, no gain or loss was recognized in January 1997 as a result of the sale. The Partnership has used $360,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. In October 1997, the Partnership reinvested approximately $460,200 of the remaining net sales proceeds in a Boston Market Property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to each co- venturer's interest. The Partnership owns an approximate 43 percent interest in the Property.

         In addition, in May 1997, the Partnership sold its Property in Smyrna, Tennessee, to a third party for $655,000 and received net sales proceeds of $634,310, resulting in a gain of approximately $101,995 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $64,800 in excess of its original purchase price. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. The Partnership used approximately $82,500 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners and intends to reinvest the remaining net sales proceeds in the form of renovations to several Properties held by the Partnership.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from this former tenant for $35,297 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at September 30, 1997, included $36,187 of such amounts, including accrued interest of $890.

         In June 1997, the Partnership entered into an operating agreement for the Property located in South Haven, Michigan, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership funded approximately $120,400 in conversion costs associated with this Property.

         In September 1997, the Partnership sold its Property in Salem, New Hampshire, to the tenant for $1,295,172 and received net sales proceeds (net of $1,773 which represents prorated rent returned to the tenant) of $1,270,365, resulting in a gain of approximately $141,508 for financial reporting purposes. This Property was originally acquired by the Partnership in May 1989 and had a cost of approximately $1,085,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $187,000 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $1,270,365 less escrow fees (net of accrued interest) of $1,179, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Salem, New Hampshire, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

         In September 1997, the Partnership sold its Property in Port St. Lucie, Florida for $1,220,000 and received net sales proceeds of $1,216,750, resulting in a gain of approximately $125,309 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1989 and had a cost of approximately $1,176,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $40,700 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $1,216,750 less escrow fees (net of accrued interest) of $1,213, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Port St. Lucie, Florida, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,415,939 invested in such short-term investments as compared to $362,922 at December 31, 1996. The increase in cash and cash equivalents for the nine months ended September 30, 1997, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Franklin and Smyrna, Tennessee, as discussed above. The funds remaining at September 30, 1997, will be used to reinvest in additional Properties, as discussed above, and to pay distributions and other liabilities.

         Total liabilities of the Partnership increased to $883,820 at September 30, 1997, from $872,832 at December 31, 1996, primarily as the result of amounts accrued during the nine months ended September 1997, for renovation costs relating to the Partnership's Property located in Connorsville, Indiana, as discussed below. The increase in liabilities during the nine months ended September 1997, is partially offset by a decrease in amounts due to related parties. Liabilities at September 30, 1997, to the extent they exceed cash and cash equivalents at September 30, 1997, less amounts to be reinvested in additional Properties, as described above, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

         In July 1997, the Partnership entered into a new lease for the Property in Connorsville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership has agreed to fund up to $125,000 in renovation costs, of which $50,000 in costs had been incurred and accrued as construction in process as of September 30, 1997. The renovations are expected to be completed in November 1997.

         In July 1997, the Partnership entered into a purchase and sale agreement with a third party to sell the Hardee's Property located in Richmond, Indiana. The general partners believe that the anticipated sales price on this Property exceeds the carrying cost associated with the Property. The sale of this Property had not occurred as of September 30, 1997.

         Based on current and anticipated future cash from operations, additional capital contributions from the corporate general partner received in October 1997 described above, and during the nine months ended September 30, 1996, and, for the nine months ended September 30, 1997, a portion of the proceeds received from the sales of the Properties in Franklin and Smyrna,
Tennessee,  the  Partnership  declared  distributions  to  limited  partners  of
$1,725,000 for each of the nine months ended September 30, 1997 and 1996 ($575,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $34.50 per unit ($11.50 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been  treated  by the  Partnership  as a  return  of  capital  for  purposes  of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations

         During the nine months ended September 30, 1996, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 27 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996) and during the nine months ended September 30, 1997, the Partnership and CNL/Longacre Joint Venture owned and leased 26 wholly owned Properties (including four Properties in Franklin, Tennessee, Smyrna, Tennessee, Salem, New Hampshire and Port St. Lucie, Florida, one of which was sold in each of January and May, and two of which were sold in September 1997 to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership and CNL/Longacre Joint Venture earned $1,160,634 and $1,479,170, respectively, in rental income from operating leases and earned income from direct financing leases, $378,168 and $486,771 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. Rental income during the quarter and nine months ended September 30, 1997 decreased approximately $75,400 and $196,300, respectively, as compared to the quarter and nine months ended September 1996, as a result of the sale of the Property in St. Cloud, Florida, in October 1996, and the sales of the Properties in Franklin, Tennessee; Smyrna, Tennessee; Salem, New Hampshire, and Port St. Lucie, Florida, during the nine months ended September 30, 1997. The general partners believe that the decrease in rental and earned income will be offset by an increase in rental and earned income resulting from the reinvestment of the net sales proceeds received from the sales of the Properties in Smyrna, Tennessee; Salem, New Hampshire, Port St. Lucie, Florida, and the remaining net sales proceeds from the sale of the Property in Franklin, Tennessee. In October 1997, the Partnership reinvested a portion of the remaining net sales proceeds from the sale of the Property in Franklin, Tennessee, in a Boston Market Property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners as discussed above in "Liquidity and Capital Resources".

         Rental and earned income also decreased during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, as a result of the Partnership increasing its allowance for doubtful accounts by approximately $87,300 and $9,200 during the nine months ended September 30, 1997, and 1996, respectively, for rental amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. In addition, as a result of the fact that the Partnership terminated the lease with the former tenant in June 1997, as discussed above in "Liquidity and Capital Resources", rental and earned income decreased approximately $43,600 for the quarter and nine months ended September 30, 1997. The Partnership does not intend to continue to pursue the collection of these rental and other amounts due from the former tenant unless the former tenant defaults under the promissory note described above in "Liquidity and Capital Resources".

         Rental and earned income during the quarters and nine months ended September 30, 1997 and 1996, respectively, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding, Michigan, and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until replacement tenants are located for the Properties in Belding, Michigan and Lebanon, New Hampshire, which had not been released as of September 30, 1997.

         For the nine months ended September 30, 1997 and 1996, the Partnership also earned $68,056 and $57,443, respectively, in contingent rental income, $15,404 and $17,156 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in contingent rental income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily attributable to an increase in gross sales relating to certain restaurant Properties, the leases of which require the payment of contingent rent.

         In addition, for the nine months ended September 30, 1997 and 1996, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. In connection therewith, the Partnership earned $33,549 and $33,641, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer, $11,144 and $11,408 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

         Interest and other income was $227,320 and $97,103 for the nine months ended September 30, 1997 and 1996, respectively, $93,169 and $28,746 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in St. Cloud, Florida, in October 1996 and the interest earned on the sales proceeds received from the sale of the Properties in Franklin and Smyrna, Tennessee, which had not been reinvested as of September 30, 1997.

         During the nine months ended  September  30, 1997,  four lessees of the
Partnership and its consolidated joint venture, Shoney's, Inc., Golden Corral Corporation, Great Midwestern Restaurants, Inc. and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures). As of September 30, 1997, Shoney's, Inc. was the lessee under leases relating to three restaurants, Golden Corral Corporation was the lessee under leases relating to two restaurants, Great Midwestern Restaurants, Inc. was the lessee under the leases relating to three restaurants, and

Tampa Foods, L.P. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1997 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses, including depreciation expense, were $448,852 and $483,326 for the nine months ended September 30, 1997 and 1996, respectively, of which $150,248 and $149,410 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is partially due to a decrease in depreciation expense due to the sales of the Properties in St. Cloud, Florida, in October 1996 and Franklin, Tennessee, Salem, New Hampshire, and Port St. Lucie, Florida, during the nine months ended September 30, 1997. The decrease in operating expenses is also attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         The decrease in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, was partially offset by an increase of approximately $9,000 for bad debt expense recorded by the Partnership in 1997, relating to past due rental amounts for the Properties located in Connorsville and Richmond, Indiana. The Partnership does not intend to continue to pursue the collection of such amounts unless the former tenant defaults under the promissory note, as described above in "Liquidity and Capital Resources".

         Due to the tenants defaulting under the terms of their lease agreements for the Property in Belding, Michigan, and the Property in Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, expect to continue to incur operating expenses relating to such Properties until such time as a new lease is executed for each Property.

         As a result of the sale of the Property in Myrtle Beach, South Carolina, in August 1995, and recording the gain using the installment method, the Partnership recognized a gain for financial reporting purposes of $259 and $758 during the quarter and nine months ended September 30, 1997, respectively.

         In May 1997, the Partnership sold its Property in Smyrna, Tennessee, as described above in "Liquidity and Capital Resources," and recognized a gain for financial reporting purposes of $101,995 during the nine months ended September 30, 1997.

         In September 1997, the Partnership sold its Properties in Salem, New Hampshire, and Port St. Lucie, Florida, as described above in "Liquidity and Capital Resources," and recognized gains for financial reporting purposes of $266,817 during the quarter and nine months ended September 30, 1997.

         In addition, during the quarter and nine months ended September 30, 1997, the Partnership recorded an allowance for loss on land and building of $142,990, for financial reporting purposes, relating to the Hardee's Property in Richmond, Indiana. The loss represents the difference between the Property's carrying value and the estimated net realizable value, based on the anticipated sales price of this Property.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 30th day of October, 1997.


                             CNL INCOME FUND V, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner


                                      By:      /s/ James M. Seneff, Jr.
                                               ------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                      By:      /s/ Robert A. Bourne
                                               ------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)