Form 10-K405
period 1997-12-31
CNL INCOME FUND V LTD
filed 1998-03-30
CIK 837985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property and accepted a promissory note for the full sales price of the Property. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted $100,000 in cash and a promissory note for the remaining sales price of the Property. In addition, during the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida, and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy,
Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, the Partnership currently owns 26 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. In January and February 1998, the Partnership sold its Properties in Port Orange, Florida and Tyler, Texas, respectively. The Partnership intends to reinvest some or all of the net sales proceeds in an additional Property and use the remaining net sales proceeds, if any, for other Partnership purposes. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from seven to 20 years (the average being 18 years) and expire between 2001 and 2017. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $37,800 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property.

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

         The tenant relating to the Property in Lebanon, New Hampshire, in which the Partnership has a 66.5% interest, defaulted under the terms of its agreement, and in February 1995, ceased operations of the restaurant on the Property. The Partnership is currently seeking a replacement tenant or a purchaser for this Property.

         In February 1994, the tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases and a new operator began occupying the Properties on a month-to-month basis for reduced rental amounts. The new operator ceased operations of the Belding and South Haven Properties in October 1994 and October 1995, respectively. In June 1997, the Partnership entered into an operating agreement with a new operator for the Property in South Haven, Michigan. Under the operating agreement, the Partnership will collect amounts contingent on net operating income generated by the restaurant. The Partnership is currently seeking a replacement tenant or a purchaser for the Property in Belding, Michigan.

         In June 1997, the Partnership terminated the lease with the tenant of the Property in Connorsville, Indiana. In July 1997, the Partnership entered into a new lease for this Property with a new tenant to operate the Property as an Arby's restaurant. The lease terms of this Property are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

         In November and December 1997, the Partnership reinvested a portion of the net sales proceeds from the sales of the Properties in Port St. Lucie, Florida; Franklin, Tennessee and Salem, New Hampshire, in Properties located in Houston, Texas and Sandy, Utah, respectively. In addition, in October and December 1997, the Partnership reinvested a portion of the net sales proceeds from the sales of the Properties in Smyrna and Franklin, Tennessee, and Richmond, Indiana, in a Property located in Mesa, Arizona and a Property in Vancouver, Washington, respectively, with affiliates of the General Partners as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, two lessees of the Partnership and its consolidated joint venture, Shoney's, Inc. and Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Shoney's, Inc. was the lessee under leases relating to four restaurants and
Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1997 (including rental income from the Partnership's consolidated joint venture and the
Partnership's   share  of  the  rental  income  from  two  Properties  owned  by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, in October and December 1997, the Partnership entered into separate agreements to hold a Property in Mesa, Arizona and a Property in Vancouver, Washington, respectively, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 42.23 and 27.78 percent interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its
Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 26 Properties located in 14 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Shoney's, Inc. leases one Shoney's restaurant and two Captain D's restaurants pursuant to three leases, each with an initial term of 20 years (expiring in 2008). The average minimum base annual rent for the leases is approximately $63,600 (ranging from approximately $49,000 to $84,700).

         Golden Corral Corporation leases two restaurants pursuant to two leases, each with an initial term of 12 to 15 years (expiring 2002 and 2004), respectively, and average minimum base annual rent of approximately $97,800 ($63,400 and 132,200, respectively).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 2,491 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. The price paid for any Unit transferred pursuant to the Plan has been $475 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                      1997 (1)                          1996 (1)
                                       ----------------------------------       ----------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       $500      $422        $468         $475      $402        $459
         Second Quarter                       430       375         403          475       333         415
         Third Quarter                        462       385         433          475       350         432
         Fourth Quarter                       500       438         457          451       396         414

(1) A total of 324 and 592 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $2,300,000 to the Limited Partners. Distributions of $575,000 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive distributions on this basis. The General Partners expect to distribute some or all of the net sales proceeds from the sales of the Properties in Tampa and Port Orange, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                   1997              1996             1995              1994              1993
                               ------------      ------------     ------------      ------------      --------
Year Ended December 31:
   Revenues (1)                 $ 2,147,770       $ 2,279,880      $ 2,314,818       $ 2,354,981       $ 2,421,786
   Net income (2)                 1,731,915         1,428,159        1,679,820         1,743,029         1,794,894
   Cash distributions declared    2,300,000         2,300,000        2,300,000         2,300,000         2,300,000
   Net income per Unit (2)            34.40             28.31            33.26             34.51             35.54
   Cash distributions declared
      per Unit                        46.00             46.00            46.00             46.00             46.00

At December 31:
   Total assets                 $19,718,430       $20,133,002      $20,760,182       $21,299,865       $21,850,488
   Partners' capital             18,520,534        18,982,619       19,694,760        20,283,440        20,840,411

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income or loss of the consolidated joint venture.

(2) Net income for the year ended December 31, 1997, includes $550,878 from gains on the sales of land and buildings, $141,567 from a loss on the sale of land and building and $250,694 for a provision for loss on land and building. Net income for the year ended December 31, 1996, includes $19,369 from the gains on sale of land and buildings and $239,525 for a provision for loss on land and buildings. Net income for the year ended December 31, 1995, includes $5,924 from a gain on sale of land and building.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 26 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $1,813,231, $2,103,745 and $2,142,918 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997 and 1996, each as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

          During the years ended December 31, 1997, 1996 and 1995, the Partnership received $106,000, $159,700 and $31,500, respectively, in capital contributions from the corporate General Partner in connection with the operations of the Partnership. The General Partners have the right, but not the obligation, to make additional capital contributions, if they deem it appropriate, in connection with the operations of the Partnership.

         In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property for $1,040,000, and in connection therewith, accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,004 due in July 2000. Collections commenced August 1, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $1,024, $924 and $1,571 for financial reporting purposes for the years ended December 31, 1997, 1996 and 1995, respectively. The mortgage note receivable balance relating to this Property at December 31, 1997 and 1996, was $883,417 and $889,891, respectively, including accrued interest of $8,665 and $8,729, respectively, and net of the remaining deferred gain of $139,693 and $140,717, respectively. The General Partners anticipate that payments collected under the mortgage note will be reinvested in additional Properties or used for other Partnership purposes.

         In addition, in October 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant for $1,150,000. In connection therewith, the Partnership received $100,000 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the Property, and is being collected in 12 monthly installments of interest only and thereafter in 168 equal monthly installments of principal and interest. This sale is also being accounted for under the installment sales method for financial reporting purposes; therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $338 and $18,445 for financial reporting purposes for the years ended December 31, 1997 and 1996, respectively, and had a deferred gain in the amount of $183,465 and $183,802 at December 31, 1997 and 1996. The mortgage note receivable balance relating to this Property at December 31, 1997 and 1996, was $874,443 and $882,967, including accrued interest of $2,747 and $9,471, and net of the remaining deferred gain of $183,465 and $183,802. Payments collected under the mortgage note totalling $100,000 were used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The General Partners anticipate that payments collected under the mortgage note in the future will be reinvested in additional Properties or used for other Partnership purposes.

         In January 1997, the Partnership sold its Property in Franklin, Tennessee, to the tenant, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building of $169,463 as of December 31, 1996 relating to this Property, no loss was recognized during 1997 as a result of this sale. The Partnership used $360,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. In addition, in June 1997, the Partnership entered into an operating agreement for the Property located in South Haven, Michigan, with an operator to operate the Property as an Arby's restaurant. In connection therewith, the Partnership used approximately $120,400 of the net sales proceeds from the sale of the Property in Franklin, Tennessee, to fund conversion costs associated with the Arby's Property. In December 1997, the Partnership reinvested approximately $244,800 of the net sales proceeds in a Property located in Sandy, Utah, and approximately $150,000 in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners, as described below. The Partnership intends to use the remaining net sales proceeds from the sale of the Property in Franklin, Tennessee to fund additional renovation costs relating to the Property in South Haven, Michigan, described above, and to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners.

         In May 1997, the Partnership sold its Property in Smyrna, Tennessee, to a third party for $655,000 and received net sales proceeds of $634,310, resulting in a gain of $101,995 for financial reporting purposes. This Property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $64,800 in excess of its original purchase price. The Partnership used approximately $82,500 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. In addition, in October 1997, the Partnership reinvested approximately $460,900 of the net sales proceeds in a Property in Mesa, Arizona, as tenants-in-common with an affiliate of the General Partners. In December 1997, the Partnership reinvested remaining net sales proceeds in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners, as described below. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 1997 included $37,099 of such amounts, including accrued interest of $1,802. In July 1997, the Partnership entered into a new lease for the Property in Connorsville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership incurred $125,000 in renovation costs.

         In September 1997, the Partnership sold its Property in Salem, New Hampshire, to the tenant for $1,295,172 and received net sales proceeds (net of $1,773 which represents prorated rent returned to the tenant) of $1,270,365, resulting in a gain of approximately $141,508 for financial reporting purposes. This Property was originally acquired by the Partnership in May 1989 and had a cost of approximately $1,085,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $187,000 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in a Property located in Sandy, Utah, as described below. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Salem, New Hampshire, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In addition, in September 1997, the Partnership sold its Property in Port St. Lucie, Florida, to the tenant for $1,220,000 and received net sales proceeds of $1,216,750, resulting in a gain of approximately $125,309 for financial reporting purposes. This Property was originally acquired by the Partnership in November 1989 and had a cost of approximately $1,176,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $40,700 in excess of its original purchase price. In November 1997, the Partnership reinvested the majority of the net sales proceeds in an IHOP Property located in Houston, Texas. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Port St. Lucie, Florida, and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited

Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         During the year ended December 31, 1996, the Partnership established an allowance for the Property in Richmond, Indiana, in the amount of $70,062 which represented the difference between the Property's carrying value at December 31, 1996, and the property manager's estimate of net realizable value of the Property based on an anticipated sales price of this Property. In November 1997, the Partnership sold this Property to a third party for $400,000 and received net sales proceeds of $385,179. As a result of this transaction, the Partnership recognized a loss of $141,567 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners, as described below.

         In addition, in December 1997, the Partnership sold its Property in Tampa, Florida, to a third party for $850,000 and received net sales proceeds (net of $724 which represents prorated rent returned to the tenant) of $804,451 resulting in a gain of $180,704 for financial reporting purposes. This Property was originally acquired by the Partnership in February 1989 and had a cost of approximately $673,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $132,000 in excess of its original purchase price. The Partnership intends to use $50,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership intends to distribute some or all of the remaining net sales proceeds to the Limited Partners. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. The remaining net sales proceeds, if any, will be used for other Partnership purposes.

         As described above, in December 1997, the Partnership used the majority of the net sales proceeds from the sale of the Properties in Franklin, Tennessee and Salem, New Hampshire, in a Property located in Sandy, Utah. In addition, in December 1997, the Partnership used the majority of the net sales proceeds from the sale of the Properties in Franklin and Smyrna, Tennessee and Richmond, Indiana, in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners.

         In January 1998, the Partnership sold its Property in Port Orange, Florida, to the tenant, for $1,330,000 and received net sales proceeds (net of $2,909 which represents prorated rent returned to the tenant) of $1,283,096, resulting in a gain of approximately $350,300 for financial reporting purposes. The Partnership intends to distribute some or all of the net sales proceeds to the Limited Partners. The remaining net sales proceeds, if any, will be used for other Partnership purposes. In addition, in February 1998, the Partnership sold its Property in Tyler, Texas, to the tenant, for $850,000 and received net sales proceeds of $844,229, resulting in a gain of approximately $155,900 for financial reporting purposes. The Partnership intends to reinvest the sales proceeds in an additional Property during 1998, or use the net sales proceeds for other Partnership purposes.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,361,290 invested in such short-term investments as compared to $362,922 at December 31, 1996. The increase in cash and cash equivalents during 1997, is primarily attributable to the receipt of net sales proceeds relating to the sales of several Properties, as described above. The funds remaining at December 31, 1997, will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes, as described above, and will be used for the payment of distributions and other liabilities.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $77,353, $113,560 and $114,204, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $109,367 and $121,464, respectively, to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1997, the Partnership had incurred $34,500 in a real estate disposition fee due to an affiliate as a result of its services in connection with the sale during 1996, of the Property in St. Cloud, Florida. Amounts payable to other parties, including distributions payable, increased to $817,621 at December 31, 1997, from $705,130 at December 31, 1996, primarily as a result of incurring $125,000 in renovation costs relating to the Partnership's Property located in Connorsville, Indiana, which were unpaid at December 31, 1997. Liabilities at December 31, 1997, to the extent they exceed cash and cash equivalents (excluding the net sales proceeds held at December 31, 1997 from the sale of Properties, as described above), at December 31, 1997, will be paid from future cash from operations, from amounts collected under the mortgage notes described above or, in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

         Based primarily on current and anticipated future cash from operations, a portion of the sales proceeds received from the sales of the Properties and additional capital contributions from the General Partners, the Partnership declared distributions to the Limited Partners of $2,300,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $46 per Unit for each of the years ended December 31, 1997, 1996 and 1995. The General Partners expect to distribute some or all of the net sales proceeds from the sales of the Properties in Tampa and Port Orange, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During 1995, the Partnership owned and leased 27 wholly owned Properties (including one Property in Myrtle Beach, South Carolina, which was sold in August 1995), during 1996, the Partnership owned and leased 26 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996) and during 1997, the Partnership owned 27 wholly owned Properties (including six Properties, one in each of Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida and Richmond, Indiana, which were sold during the year ended December 31, 1997). In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property and during 1997, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 26 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,800 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of
(i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, earned $1,500,967, $1,931,573 and $2,068,342, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 1997, as compared to 1996, was partially attributable to a decrease of approximately $322,300 as a result of the sale of its Properties in St. Cloud, Florida (in October 1996), Franklin, Tennessee (in January 1997), Smyrna, Tennessee (in May
1997), Salem, New Hampshire (in September 1997), Port St. Lucie, Florida (in September 1997) and Tampa, Florida (in December 1997), as described above in "Liquidity and Capital Resources." During 1997, the decrease in rental income was partially offset by an increase of approximately $24,700 due to the reinvestment of a portion of these net sales proceeds in a Property in Houston, Texas and Sandy, Utah, in November 1997 and December 1997, respectively, as described above in "Liquidity and Capital Resources". The General Partners believe that the decrease in rental and earned income will be offset by an increase during 1998 as the Partnership continues to reinvest a portion of the remaining net sales proceeds from the sale of Properties as described above in "Liquidity and Capital Resources," during 1998.

         Rental and earned income also decreased in 1997 and 1996, each as compared to the previous year, as a result of the Partnership increasing its allowance for doubtful accounts by approximately $57,700 and $29,500, respectively, for rental and other amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. Rental and earned income decreased by approximately $79,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of these Properties in June 1997, as described above in "Liquidity and Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of these Properties pays all amounts due under the promissory note for past due real estate taxes described above in "Liquidity and Capital Resources." The decrease in rental and earned income was slightly offset by an increase of $8,500 in rental income from the new tenant of the Property in Connorsville, Indiana, who began operating the Property after it was renovated into an Arby's Property. In November 1997, the Partnership sold its Property in Richmond, Indiana, as described above in "Liquidity and Capital Resources."

         The decrease in rental and earned income during 1996, as compared to 1995, was partially attributable to a decrease of approximately $95,000 as a result of the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, in August 1995 and October 1996, respectively, as described above in "Liquidity and Capital Resources." As a result of accepting promissory notes in conjunction with each of these sales of Properties, as described above in "Liquidity and Capital Resources," interest income increased during 1997 and 1996 as described below.

         Rental and earned income also decreased by approximately $8,100 during 1996, as compared to 1995, due to the fact that in October 1995, the tenant ceased operations of the Property in South Haven, Michigan. In June 1997, the Partnership incurred renovation costs to convert the Property into an Arby's restaurant and entered into an operating agreement for this Property with an operator , as described above in "Liquidity and Capital Resources," and earned approximately $5,100 in rental income during 1997 from the operator of the Property.

         Rental and earned income in 1997, 1996 and 1995, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income from the Properties in Belding and South Haven, Michigan and Lebanon, New Hampshire, as a result of the tenants defaulting under the terms of their leases and ceasing operations of the restaurants on the Properties during 1995. During 1997, the Partnership located a new tenant for the Property in South Haven, Michigan, as described above. The General Partners are currently seeking replacement tenants or purchasers for the Properties in Belding, Michigan and Lebanon, New Hampshire. Rental and earned income for 1998 is expected to remain at reduced amounts until such time as the Partnership executes new leases for its Properties in Belding, Michigan, and Lebanon, New Hampshire.

         For the years ended December 31, 1997, 1996 and 1995, the Partnership earned $233,633, $130,167 and $104,455, respectively, in contingent rental income. The increase in contingent rental income during 1997, as compared to 1996, is primarily attributable to amounts collected under the operating agreement with the new operator of the Property located in South Haven, Michigan. The operating agreement provides for payment to the Partnership of reduced base rents and a percentage of the net operating income generated by the restaurant. The Partnership expects to continue to receive such amounts until a lease is entered into with the current operator, at which time contingent rental income is expected to decrease, but at which time base rent is expected to increase. The increase in contingent rental income during 1996, as compared to 1995, is partially attributable to increased gross sales of certain restaurant Properties requiring the payment of contingent rent.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $288,637, $137,385 and $55,785, respectively, in interest income. The increase in interest income during 1997 and 1996, each as compared to the previous year, was primarily attributable to the interest earned on the mortgage notes receivable accepted in connection with the sale of the Properties in St. Cloud, Florida and Myrtle Beach, South Carolina in October 1996 and August 1995, respectively. In addition, interest income increased during 1997 due to interest earned on the net sales proceeds received relating to the sales of the Properties in Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie, Florida; Richmond, Indiana and Tampa, Florida. Interest income is expected to decrease during 1998 as net sales proceeds held at December 31, 1997, are reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $56,015, $46,452 and $47,018, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to the fact that in October 1997, the Partnership acquired an interest in a Property in Mesa, Arizona, with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources." Net income earned by joint venture is expected to increase during 1998 as a result of the Partnership acquiring an interest in a Property in Vancouver, Washington, in December 1997, with affiliates of the General Partners, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1997, 1996 and 1995, two lessees of the Partnership and its consolidated joint venture, Shoney's, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Shoney's, Inc. was the lessee under leases relating to four restaurants and Golden Corral
Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, three Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income during 1997, 1996 and 1995 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $574,472, $631,565 and $640,922 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997 and 1996, each as compared to the previous year, was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1997, 1996 and 1995, as described above in "Liquidity and Capital Resources."

         Operating expenses also decreased during 1996, as compared to 1995, due to the fact that the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, recorded approximately $35,100, $40,700 and $47,200 during the years ended December 31, 1997, 1996 and 1995, respectively, for real estate taxes relating to the Properties in Lebanon, New Hampshire and Belding and South Haven, Michigan, as a result of lease terminations. The Partnership entered into an operating agreement with an operator for the Property in South Haven, Michigan, as described above in "Liquidity and Capital Resources," and is currently seeking either a replacement tenant or a purchaser for the Properties in Lebanon, New Hampshire and Belding, Michigan, as described above in "Liquidity and Capital Resources." The Partnership expects to continue to incur real estate taxes, insurance and maintenance expense for its Properties in Lebanon, New Hampshire and Belding, Michigan, until such time as a new lease is executed for each Property or until each Property is sold.

         The decrease in operating expenses during 1996, as compared to 1995, is partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1996 and 1995, respectively, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $1,362, $19,369 and $1,571 for the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gain on the sales was deferred and is being recognized as income proportionately as payments under the mortgage notes are collected. Therefore, the balance of the deferred gain of $323,157 at December 31, 1997, will be recognized as income in future periods as payments are collected. For federal income tax purposes, gains of approximately $194,100 and $136,900 from the sale of the Properties in St. Cloud, Florida, and Myrtle Beach, South Carolina, respectively, were also deferred and are being recognized as payments under the mortgage notes are collected.

         As a result of the sales of the Properties in Smyrna, Tennessee; Salem, New Hampshire; and Port St. Lucie and Tampa, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized gains totalling $549,516 during 1997, for financial reporting purposes. The gains for 1997, were partially offset by a loss of $141,567 for financial reporting purposes, resulting from the November 1997 sale of the Property in Richmond, Indiana, as described above in "Liquidity and Capital Resources." In October 1995, the Partnership also sold a portion of the land relating to its Property in Dalesville, Indiana, as the result of a right of way taking and recognized a gain for financial reporting purposes of $4,353 during the year ended December 31, 1995.

         During 1997, the Partnership established an allowance for loss on land and building of $151,671 for financial reporting purposes relating to the Property in Belding, Michigan. The allowance represents the difference between the Property's carrying value at December 31, 1997 and the estimated net realizable value for this Property. In addition, an allowance was established for loss on land and building of $99,023 for financial reporting purposes relating to the Property in Lebanon, New Hampshire, owned by the Partnership's consolidated joint venture. The allowance represents the difference between the Property's carrying value at December 31, 1997 and the estimated new realizable value, based on an anticipated sales price for the Property.

         At December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $169,463 for financial reporting purposes. The allowance represented the difference between (i) the Property's carrying value at December 31, 1996, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $960,741 received as net sales proceeds in conjunction with the sale of the Property in January 1997, as described above in "Liquidity and Capital Resources."

         In addition, during 1996, the Partnership established an allowance for loss on land and building for its Property in Richmond, Indiana. The allowance of $70,062 represented the difference between the Property's carrying value at December 31, 1996, and the estimated fair value of the Property based on an anticipated sales price of this Property. This Property was sold in November 1997, as described above in "Liquidity and Capital Resources."

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                   Page

Report of Independent Accountants                                   15

Financial Statements:

  Balance Sheets                                                    16

  Statements of Income                                              17

  Statements of Partners' Capital                                   18

  Statements of Cash Flows                                          19

  Notes to Financial Statements                                     21

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
-------------------------------


Orlando, Florida
January 29, 1998

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                       December 31,
              ASSETS                             1997             1996
              ------                          -----------      -------

Land and buildings on operating
  leases, less accumulated
  depreciation and allowance for
  loss on land and buildings                  $12,421,143      $15,190,278
Net investment in direct financing
  leases                                        2,277,481        1,941,406
Investment in joint ventures                    1,558,709          465,808
Mortgage notes receivable, less
  deferred gain                                 1,758,167        1,772,858
Cash and cash equivalents                       1,361,290          362,922
Receivables, less allowance for
  doubtful accounts of $137,892 and
  $37,743                                         108,261           57,934
Prepaid expenses                                    9,307           10,416
Accrued rental income                             169,726          277,034
Other                                              54,346           54,346
                                              -----------      -----------

                                              $19,718,430      $20,133,002
                                              ===========      ===========


    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    24,229      $    25,366
Accrued construction costs payable                125,000               -
Accrued real estate taxes
  payable                                          93,392          104,764
Distributions payable                             575,000          575,000
Due to related parties                            143,867          155,964
Rents paid in advance                              13,479           11,738
                                              -----------      -----------
    Total liabilities                             974,967          872,832

Minority interest                                 222,929          277,551

Partners' capital                              18,520,534       18,982,619
                                              -----------      -----------

                                              $19,718,430      $20,133,002
                                              ===========      ===========










                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                  Year Ended December 31,
                                                                       1997             1996              1995
                                                                    ----------       ----------        -------
Revenues:
  Rental income from operating leases                               $1,343,833       $1,746,021        $1,878,584
  Earned income from direct financing
    leases                                                             157,134          185,552           189,758
  Contingent rental income                                             233,663          130,167           104,455
  Interest income                                                      288,637          137,385            55,785
  Other income                                                          13,866           10,419            27,395
                                                                    ----------       ----------        ----------
                                                                     2,037,133        2,209,544         2,255,977
                                                                    ----------       ----------        ----------

Expenses:
  General operating and administra-
    tive                                                               166,346          178,991           157,741
  Professional services                                                 23,172           22,605            20,741
  Bad debt expense                                                       9,007               -              1,541
  Real estate taxes                                                     39,619           40,711            47,182
  State and other taxes                                                 11,897           12,492            15,982
  Depreciation and amortization                                        324,431          376,766           397,735
                                                                    ----------       ----------        ----------
                                                                       574,472          631,565           640,922
                                                                    ----------       ----------        ----------

Income Before Minority Interest
  in Loss of Consolidated Joint
  Venture, Equity in Earnings of
  Unconsolidated Joint Ventures,
  Gain on Sale of Land and
  Buildings and Provision for Loss
  on Land and Buildings                                              1,462,661        1,577,979         1,615,055

Minority Interest in Loss of
  Consolidated Joint Venture                                            54,622           23,884            11,823

Equity in Earnings of Unconsoli-
  dated Joint Ventures                                                  56,015           46,452            47,018

Gain on Sale of Land and Buildings                                     409,311           19,369             5,924

Provision for Loss on Land and
  Buildings                                                           (250,694)        (239,525)               -
                                                                    ----------       ----------        ---------

Net Income                                                          $1,731,915       $1,428,159        $1,679,820
                                                                    ==========       ==========        ==========

Allocation of Net Income:
  General partners                                                  $   11,809       $   12,513        $   16,754
  Limited partners                                                   1,720,106        1,415,646         1,663,066
                                                                    ----------       ----------        ----------

                                                                    $1,731,915       $1,428,159        $1,679,820
                                                                    ==========       ==========        ==========


Net Income Per Limited Partner Unit                                 $    34.40       $    28.31        $    33.26
                                                                    ==========       ==========        ==========

Weighted Average Number of Limited
  Partner Units Outstanding                                             50,000           50,000            50,000
                                                                    ==========       ==========        ==========



                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                        General Partners                  Limited Partners
                                              Accumu-                                      Accumu-
                                  Contri-     lated        Contri-         Distri-         lated       Syndication
                                  butions    Earnings      butions         butions        Earnings        Costs         Total
                                  -------    --------    -----------    ------------    -----------    -----------   --------

Balance, December 31, 1994       $ 46,000    $109,706    $25,000,000    $(12,868,240)   $10,860,974    $(2,865,000)  $20,283,440

  Contributions from general
    partner                        31,500          -              -               -              -              -         31,500
  Distributions to limited
    partners ($46 per
    limited partner unit)              -           -              -       (2,300,000)            -              -     (2,300,000)
  Net income                           -       16,754             -               -       1,663,066             -      1,679,820
                                 --------    --------    -----------    ------------    -----------    -----------   -----------

Balance, December 31, 1995         77,500     126,460     25,000,000     (15,168,240)    12,524,040     (2,865,000)   19,694,760

  Contributions from general
    partner                       159,700          -              -               -              -              -        159,700
  Distributions to limited
    partners ($46 per
    limited partner unit)              -           -              -       (2,300,000)            -              -     (2,300,000)
  Net income                           -       12,513             -               -       1,415,646             -      1,428,159
                                 --------    --------    -----------    ------------    -----------    -----------   -----------

Balance, December 31, 1996        237,200     138,973     25,000,000     (17,468,240)    13,939,686     (2,865,000)   18,982,619

  Contributions from general
    partner                       106,000          -              -               -              -              -        106,000
  Distributions to limited
    partners ($46 per
    limited partner unit)              -           -              -       (2,300,000)            -              -     (2,300,000)
  Net income                           -       11,809             -               -       1,720,106             -      1,731,915
                                 --------    --------    -----------    ------------    -----------    -----------   -----------

Balance, December 31, 1997       $343,200    $150,782    $25,000,000    $(19,768,240)   $15,659,792    $(2,865,000)  $18,520,534
                                 ========    ========    ===========    ============    ===========    ===========   ===========





                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                             $ 1,771,467         $ 2,083,722        $ 2,216,111
        Distributions from uncon-
          solidated joint ventures                                  53,176              53,782             53,405
        Cash paid for expenses                                    (305,341)           (161,730)          (173,597)
        Interest received                                          293,929             127,971             46,999
                                                               -----------         -----------        -----------
            Net cash provided by
              operating activities                               1,813,231           2,103,745          2,142,918
                                                               -----------         -----------        -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                                          5,271,796             100,000                 -
        Proceeds from sale of
          portion of land for
          right of way purposes                                         -                   -               7,625
        Collections on mortgage
          note receivable                                            9,265               6,712             11,409
        Additions to land and
          buildings on operating
          leases                                                (1,900,790)                 -                  -
        Investment in direct
          financing lease                                         (911,072)                 -                  -
        Investment in joint
          venture                                               (1,090,062)                 -                  -
        Other                                                           -              (26,287)                -
                                                               -----------         -----------        ----------
            Net cash provided by
              investing activities                               1,379,137              80,425             19,034
                                                               -----------         -----------        -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                                  106,000             159,700             31,500
        Distributions to limited
          partners                                              (2,300,000)         (2,300,000)        (2,300,000)
                                                               -----------         -----------        -----------
            Net cash used in
              financing activities                              (2,194,000)         (2,140,300)        (2,268,500)
                                                               -----------         -----------        -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                             998,368              43,870           (106,548)

Cash and Cash Equivalents at
  Beginning of Year                                                362,922             319,052            425,600
                                                               -----------         -----------        -----------

Cash and Cash Equivalents at End
  of Year                                                      $ 1,361,290         $   362,922        $   319,052
                                                               ===========         ===========        ===========






                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                           Year Ended December 31,
                                                                  1997                1996               1995
                                                               -----------         -----------        -------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                                 $ 1,731,915         $ 1,428,159        $ 1,679,820
                                                               -----------         -----------        -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                               324,431             376,766            397,735
        Minority interest in loss
          of consolidated joint
          venture                                                  (54,622)            (23,884)           (11,823)
        Equity in earnings of
          unconsolidated joint
          ventures, net of
          distributions                                             (2,839)              7,330              6,387
        Gain on sale of land
          and buildings                                           (409,311)            (19,369)            (5,924)
        Provisions for loss on
          land and buildings                                       250,694             239,525                 -
        Decrease (increase) in
          accrued interest on
          mortgage note receivable                                   6,788              (9,414)            (8,786)
        Decrease (increase) in
          receivables                                              (33,999)             10,270             13,527
        Decrease (increase) in
          prepaid expenses                                           1,109               1,505               (534)
        Decrease in net investment
          in direct financing
          leases                                                    42,682              46,387             42,180
        Increase in accrued rental
          income                                                   (19,527)            (27,875)           (30,484)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                         (12,509)             32,032              9,730
        Increase (decrease) in due
          to related parties                                       (13,322)             59,945             41,585
        Increase (decrease) in
          rents paid in advance                                      1,741             (17,632)             9,505
                                                               -----------         -----------        -----------
            Total adjustments                                       81,316             675,586            463,098
                                                               -----------         -----------        -----------

Net Cash Provided by Operating
  Activities                                                   $ 1,813,231         $ 2,103,745        $ 2,142,918
                                                               ===========         ===========        ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Mortgage note accepted
      in connection with sale
      of land and buildings                                    $        -          $ 1,057,299        $ 1,040,000
                                                               ===========         ===========        ===========

    Distributions declared and
      unpaid at December 31                                    $   575,000         $   575,000        $   575,000
                                                               ===========         ===========        ===========



                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:


                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs. If an impairment is indicated, the assets are adjusted to their fair value.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

1.       Significant Accounting Policies - Continued:

         The Partnership accounts for its interest in Cocoa Joint Venture, Halls Joint Venture and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                           1997                 1996
                                        -----------          -------

                  Land                  $ 6,069,665          $ 7,284,070
                  Buildings               8,546,530           10,431,908
                                        -----------          -----------
                                         14,616,195           17,715,978
                  Less accumulated
                    depreciation         (1,944,358)          (2,346,374)
                                        -----------          -----------
                                         12,671,837           15,369,604
          Less allowance for loss
            on land and buildings          (250,694)            (179,326)
                                        -----------          -----------

                                        $12,421,143          $15,190,278
                                        ===========          ===========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         In August 1995, the Partnership sold its property in Myrtle Beach, South Carolina, to the tenant for $1,040,000 and accepted the sales proceeds in the form of a promissory note (Note 6). The total carrying value of the property was $896,788, including acquisition fees and miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $1,024 and $924 for the years ended December 31, 1997 and 1996, respectively, and had a deferred gain in the amount of $139,693 and $140,717 at December 31, 1997 and 1996, respectively (Note 6).

         In October 1996, the Partnership sold its property in St. Cloud, Florida, to the tenant for $1,150,000. In connection therewith, the Partnership received $100,000 in cash and accepted the remaining sales proceeds in the form of a promissory note (Note 6). The total carrying value of the property was $894,265, including acquisition fees and miscellaneous acquisition expenses and net of accumulated depreciation. As a result of this sale being accounted for under the installment sales method for financial reporting purposes, as described above, the Partnership recognized a gain of $338 and $18,445 for the years ended December 31, 1997 and 1996, respectively, and had a deferred gain in the amount of $183,464 and $183,802 at December 31, 1997 and 1996,
         respectively (Note 6).

         In 1996, the Partnership established an allowance for loss on land and building in the amount of $109,264 and wrote off accrued rental income of $60,199 for financial reporting purposes for the property in Franklin, Tennessee. The allowance represented the difference between
         (i) the property's carrying value at December 31, 1996, plus the accrued rental income that the Partnership had recognized since the inception of the lease relating to the straight- lining of future scheduled rent increases minus (ii) the net realizable value based on sales proceeds received in January 1997 from the sale of this Property. The Partnership sold the property in January 1997, to the tenant for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building as of December 31, 1996, no loss was

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases - Continued:

         recognized during 1997 as a result of the sale. The Partnership used $360,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. In June 1997, the Partnership entered into an operating agreement for the property located in South Haven, Michigan, with an operator to operate the property as an Arby's restaurant. In connection therewith, the Partnership used approximately $120,400 of the net sales proceeds from the sale of the property in Franklin, Tennessee, for conversion costs associated with the Arby's property.

         In December 1997, the Partnership reinvested approximately $244,800 of the net sales proceeds from the sale of the Property in Franklin, Tennessee, in a property located in Sandy, Utah, as described below, and approximately $150,000 of the net sales proceeds in a property located in Vancouver, Washington, as tenants-in-common with affiliates of the general partners (see Note 5).

         In September 1997, the Partnership sold its property in Salem, New Hampshire, to the tenant for $1,295,172 and received net sales proceeds (net of $1,773 which represents prorated rent returned to the tenant) of $1,270,365, resulting in a gain of $141,508 for financial reporting purposes. This property was originally acquired by the Partnership in May 1989 and had a cost of approximately $1,085,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $187,000 in excess of its original purchase price. In December 1997, the Partnership reinvested the net sales proceeds in a property located in Sandy, Utah, as described below.

         In addition, in September 1997, the Partnership sold its property in Port St. Lucie, Florida, to the tenant for $1,220,000 and received net sales proceeds of $1,216,750, resulting in a gain of $125,309 for financial reporting purposes. This property was originally acquired by the Partnership in November 1989 and had a cost of approximately $1,176,100, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $40,700 in excess of its original purchase price. In November 1997, the Partnership reinvested the majority of the net sales proceeds in a property located in Houston, Texas.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         In 1996, the Partnership established an allowance for loss on land for the property in Richmond, Indiana, in the amount of $70,062, which represented the difference between the property's carrying value at December 31, 1996, and the property manager's estimate of the net realizable value of the property based on an anticipated sales price. In November 1997, the Partnership sold this property to a third party for $400,000 and received net sales proceeds of $385,179. As a result of this transaction, the Partnership recognized a loss of $141,567 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a property located in Vancouver, Washington, as tenants-in-common with affiliates of the general partners (see Note 5).

         Also, in December 1997, the Partnership sold its property in Tampa, Florida, to a third party for $850,000 and received net sales proceeds (net of $724 which represents prorated rent returned to the tenant) of $804,451 resulting in a gain of $180,704 for financial reporting purposes. This property was originally acquired by the Partnership in February 1989 and had a cost of approximately $673,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold the property for approximately $132,000 in excess of its original purchase price.

         At December 31, 1997, the Partnership established an allowance for loss on land and building of $151,671, for financial reporting purposes, relating to the property in Belding, Michigan. The allowance represents the difference between the property's carrying value at December 31, 1997 and the estimated net realizable value for this property. In addition, at December 31, 1997, an allowance was established for loss on land and building of $99,023, for financial reporting purposes, relating to the property in Lebanon, New Hampshire, owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture. The allowance represents the difference between the property's carrying value at December 31, 1997 and the estimated new realizable value based on an anticipated sales price for this property.

         As described above, in December 1997, the Partnership used the majority of the net sales proceeds from the sale of the Properties in Franklin, Tennessee and Salem, New Hampshire, in a Property located in Sandy, Utah.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $19,526, $27,875 and $30,484, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                      $ 1,049,074
                  1999                        1,052,663
                  2000                        1,063,699
                  2001                        1,028,379
                  2002                          939,819
                  Thereafter                  8,440,061
                                            -----------

                                            $13,573,695

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    1997             1996
                                                -----------      --------

                  Minimum lease payments
                    receivable                  $ 4,213,033      $ 2,811,323
                  Estimated residual
                    values                          806,792          828,783
                  Less unearned income           (2,742,344)      (1,698,700)
                                                -----------      -----------

                  Net investment in direct
                    financing leases            $ 2,277,481      $ 1,941,406
                                                ===========      ===========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

4.       Net Investment in Direct Financing Leases:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                                $  286,518
                  1999                                286,518
                  2000                                286,518
                  2001                                286,518
                  2002                                286,518
                  Thereafter                           2,780,443
                                                      ----------

                                                      $4,213,033

         In May 1997, the Partnership sold its property in Smyrna, Tennessee, to a third party for $655,000 and received net sales proceeds of $634,310, resulting in a gain of $101,995 for financial reporting purposes. This property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $64,800 in excess of its original purchase price. The Partnership used approximately $82,500 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. In addition, in October 1997, the Partnership reinvested approximately $460,900 of the net sales proceeds in a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. In December 1997, the Partnership reinvested the remaining net sales proceeds in a property located in Vancouver, Washington, as tenants-in-common with affiliates of the general partners (Note 5).

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

         In October 1997, the Partnership used a portion of the net sales proceeds from the sale of the Property in Smyrna,

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

5.       Investment in Joint Ventures - Continued:

         Tennessee (see Note 4) to acquire a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 42.23% interest in this property.

         In addition, in December 1997, the Partnership used some or all of the net sales proceeds from the sales of the Properties in Franklin,
         Tennessee; and Richmond, Indiana (see Note 3), and Smyrna, Tennessee (see Note 4) to acquire a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 27.78% interest in this property.

         Cocoa Joint Venture, Halls Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined condensed financial information for the joint ventures and the two properties held as two separate tenants-in-common with affiliates at December 31:

                                                     1997           1996
                                                  ----------     -------
                  Land and buildings on
                    operating leases, less
                    accumulated depreciation      $4,277,972     $  946,406
                  Cash                                24,994            561
                  Receivables                          4,417             -
                  Prepaid expenses                       270            251
                  Accrued rental income               68,819         63,806
                  Liabilities                          1,250            880
                  Partners' capital                4,375,222      1,010,144
                  Revenues                           151,242        123,689
                  Net income                         121,605         98,949

         The Partnership recognized income totalling $56,015, $46,452 and $47,018 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

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

         The mortgage  notes  receivable  consisted of the following at December
         31:
                                              1997                    1996
                                           ----------              -------

                  Principal balance        $2,069,912              $2,079,177
                  Accrued interest
                    receivable                 11,412                  18,200
                  Less deferred gains
                    on sale of land
                    and buildings            (323,157)               (324,519)
                                           ----------              ----------

                                           $1,758,167              $1,772,858
                                           ==========              ==========

         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1997 and 1996, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes the Partnership had

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


7.       Receivables - Continued:

         accrued as a result of the former tenant's financial difficulties. The promissory note is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1997, included $37,099 of such amounts, including accrued interest of $1,802.

8.       Allocations and Distributions:

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

         Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During each of the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $2,300,000. No distributions have been made to the general partners to date.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $1,731,915       $1,428,159        $1,679,820

                  Depreciation for tax
                    reporting purposes in
                    excess of depreciation
                    for financial reporting
                    purposes                                    (23,618)         (28,058)          (26,980)

                  Gain on disposition of
                    land and buildings for
                    financial reporting
                    purposes in excess of
                    gain for tax reporting
                    purposes                                   (354,648)          (1,606)                 (69)

                  Allowance for loss on
                    land and buildings                          250,694          239,525                -

                  Direct financing leases
                    recorded as operating
                    leases for tax reporting
                    purposes                                     42,682           46,387            42,180

                  Equity in earnings of
                    unconsolidated joint
                    ventures for tax
                    reporting purposes less
                    than equity in earnings of
                    unconsolidated joint
                    ventures for financial
                    reporting purposes                           (1,914)          (1,900)           (2,926)

                  Allowance for doubtful
                    accounts                                    100,149           33,254          (150,480)

                  Accrued rental income                         (19,527)         (27,875)                 (30,484)

                  Rents paid in advance                           1,241          (17,632)            9,505

                  Minority interest in
                    timing differences of
                    consolidated joint
                    venture                                     (41,515)            (343)             (370)

                  Disallowed real estate
                    tax deduction                                36,721               -                 -
                                                             ----------       ----------        ---------

                  Net income for federal
                    income tax purposes                      $1,722,180       $1,669,911        $1,520,196
                                                             ==========       ==========        ==========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 1997, 1996 and 1995.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their

                                              CNL INCOME FUND V, LTD.
                                          (A Florida Limited Partnership)

                                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                   Years Ended December 31, 1997, 1996 and 1995


10.      Related Party Transactions - Continued:

         aggregate 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 1996, the Partnership incurred a deferred, subordinated real estate disposition fee of $34,500 as the result of the sale of the Property in St. Cloud, Florida. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1997 and 1995 due to the reinvestment of net sales proceeds in additional Properties.

         During the years ended December 31, 1997, 1996 and 1995, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $80,145, $83,563 and $83,882 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                        1997        1996
                                                      --------    ------

                  Due to Affiliates:
                    Expenditures incurred on
                      behalf of the Partnership       $ 67,106    $ 78,407
                    Accounting and administrative
                      services                          42,261      43,057
                    Deferred, subordinated real
                      estate disposition fee            34,500      34,500
                                                      --------    --------

                                                      $143,867    $155,964
                                                      ========    ========

         During 1997, the Partnership and an affiliate of the general partners acquired a property in Mesa, Arizona, as tenants-in-common for a purchase price of $1,084,111 (of which the Partnership contributed $460,911 or 42.23%) from CNL BB Corp., also an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the Partnership's percent of interest in the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates), for at least one of the years ended December 31:

                                       1997          1996          1995
                                    ----------    ----------    -------

                  Shoney's, Inc.     $229,795      $241,119      $247,353
                  Golden Corral
                    Corporation       195,511       195,511       195,511

         In addition, the following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for at least one of the years ended December 31:

                                             1997         1996         1995
                                           --------     --------     ------

                  Denny's                  $312,510     $310,021     $314,057
                  Wendy's Old Fashioned
                    Hamburger Restaurant    302,253      293,817      278,127
                  Perkins                   228,492      268,939      226,898

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

12.      Subsequent Event:

         In January 1998, the Partnership sold its property in Port Orange, Florida to the tenant, for $1,330,000 and received net sales proceeds (net of $2,909 which represents prorated rent returned to the tenant) of $1,283,096, resulting in a gain of approximately $350,300 for financial reporting purposes.

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne currently serves as Vice Chairman of the Board of Directors and as Treasurer of CNL Fund Advisors, Inc. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. Mr. Walker joined CNL Fund Advisors, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. Mr. Shackelford joined CNL Fund Advisors, Inc. in September 1996. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                 Title of Class                    Name of Partner                   Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
       ------------------------                   ---------------------                   -----------------------
Reimbursement  to affiliates  for        Operating  expenses are  reimbursed      Operating expenses incurred on
operating expenses                       at the lower of cost or 90  percent      behalf of the Partnership:
                                         of the prevailing rate at which          $77,353
                                         comparable services could have
                                         been obtained in the same                Accounting and administrative
                                         geographic area.  Affiliates of the      services: $80,145
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated manage-             One percent of the sum of gross             $ - 0 -
ment fee to affiliates                   operating revenues from
                                         Properties    wholly   owned   by   the
                                         Partnership   plus  the   Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is  a  co-venturer,   subordinated   to
                                         certain  minimum returns to the Limited
                                         Partners.  The  management fee will not
                                         exceed  competitive fees for comparable
                                         services.  Due to the fact  that  these
                                         fees are noncumulative,  if the Limited
                                         Partners  do  not  receive   their  10%
                                         Preferred   Return  in  any  particular
                                         year, no management fees will be due or
                                         payable for such year.
==========================================================================================================================




==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
             and Recipient                        Method of Computation                   Ended December 31, 1997
       ------------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real            $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share             $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

                  Schedule IV - Mortgage  Loans on Real  Estate at December  31,
                  1997

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.


                                 CNL INCOME FUND V, LTD.

                                 By:      CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ----------------------------
                                          ROBERT A. BOURNE, President


                                 By:      ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE


                                 By:      JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ---------------------------
                                          JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and  Director                   March 27, 1998
-----------------------------------      (Principal  Financial  and
Robert A. Bourne                         Accounting  Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 27, 1998
-----------------------------------      Director (Principal Executive
James M. Seneff, Jr.                     Officer)

==========================================================================================================================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                              Additions                            Deductions
                                                                                                Collected
                                           Charged                                              or Deter-
                           Balance at      to Costs         Charged              Deemed          mined to       Balance
                            Beginning        and            to Other            Uncollec-        be Col-        at End
Year Description             of Year       Expenses         Accounts              tible         lectible        of Year
---- -----------           ----------      --------        -----------         -----------      ---------      --------

1995 Allowance for
          doubtful
          accounts (a)     $430,464         $    -          $ 19,561(b)         $445,535(c)      $    -         $  4,490
                           ========         =======         ========            ========         =======        ========


1996 Allowance for
          doubtful
          accounts (a)     $  4,490         $    -          $ 46,493(b)         $  5,846(c)      $ 7,394        $ 37,743
                           ========         =======         ========            ========         =======        ========


1997 Allowance for
          doubtful
          accounts (a)     $ 37,743         $ 9,007         $ 92,395(b)         $     - (c)      $ 1,253        $137,892
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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                          Costs Capitalized
                                                                                                Subsequent
                                                                     Initial Cost            To Acquisition
                                                                      Buildings
                                      Encum-                             and             Improve-      Carrying
                                     brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, Georgia              -         $  482,070         $       -        $  368,416     $     -

    Captain D's Restaurant:
      Belleville, Illinois                -            186,050            383,781               -            -

    Denny's Restaurant:
      New Castle, Indiana                 -            117,394            471,340               -            -
      Port Orange, Florida                -            530,689            506,630           53,247           -

    Golden Corral Family
      Steakhouse Restaurants:
        Livingston, Texas                 -            156,382            429,107               -            -
        Victoria, Texas                   -            504,787            742,216               -            -

    Hardee's Restaurants:
      Belding, Michigan (j)               -            113,884            564,805               -            -
      Connorsville, Indiana               -            279,665                 -           591,137           -
      South Haven, Michigan               -            120,847            599,339          120,363           -

    IHOP:
      Houston, Texas                      -            513,384            671,713               -            -

    Pizza Hut Restaurant:
      Mexia, Texas                        -            237,944            200,501               -            -

    Shoney's Restaurant:
      Tyler, Texas                        -            312,404            533,990               -            -

    Taco Bell Restaurants:
      Bountiful, Utah                     -            330,164                 -           319,511           -
      Centralia, Washington               -            215,302                 -           378,836           -

    Tony Romas:
      Sandy, Utah                         -            595,330                 -                -            -


                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                  Depreciation
                     at Close of Period (c) (j)                                                                      in Latest
                           Buildings                                  Date                                              Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  482,070          $   368,416        $   850,486          $  104,385          1989           04/89            (b)


           186,050              383,781            569,831             112,469          1988           03/89            (b)


           117,394              471,340            588,734              75,139          1989           02/89            (h)
           530,689              559,877          1,090,566             156,593          1989           07/89            (b)



           156,382              429,107            585,489             119,194          1986           09/89            (b)
           504,787              742,216          1,247,003             198,776          1989           12/89            (b)


           113,884              564,805            678,689              88,134          1989           03/89            (i)
           279,665              591,137            870,802             131,643          1989           03/89            (b)
           120,847              719,702            840,549              95,844          1989           03/89            (i)


           513,384              671,713          1,185,097               2,177          1997           11/97            (b)


           237,944              200,501            438,445              58,479          1985           03/89            (b)


           312,404              533,990            846,394             155,747          1988           03/89            (b)


           330,164              319,511            649,675              89,197          1989           05/89            (b)
           215,302              378,836            594,138             102,075          1989           08/89            (b)


           595,330                (f)              595,330                  -           1997           12/97            (d)

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                Costs Capitalized
                                                                                                    Subsequent
                                                                 Initial Cost                      To Acquisition
                                                                             Buildings
                                            Encum-                             and             Improve-      Carrying
                                           brances           Land          Improvements         ments         Costs
    Wendy's Old Fashioned
      Hamburger Restaurants:
        Tampa, Florida                          -            336,218            462,400               -            -
        Endicott, New York                      -            277,965            243,839               -            -
        Ithaca, New York                        -            310,462            208,618               -            -

    Other:
      Lebanon, New Hampshire (g) (j)            -            448,724                 -           696,741           -
                                                          ----------         ----------       ----------     -------

                                                          $6,069,665         $6,018,279       $2,528,251     $     -
                                                          ==========         ==========       ==========     =======

Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                            -         $  183,229         $  192,857       $       -      $     -
                                                          ==========         ==========       ==========     =======

Property of Joint  Venture in Which the
  Partnership  has a 49% Interest and has
  Invested in Under an Operating Lease:
    Burger King Restaurant:
      Knoxville, Tennessee                      -         $  283,961         $  430,406       $       -      $     -
                                                          ==========         ==========       ==========     =======

Property in Which the Partnership
  has a 42.23% Interest as
  Tenants-in-Common and has
  Invested in under an Operating
  Lease:
    Boston Market Restaurant:
      Mesa, Arizona                             -         $  440,842         $  650,622       $       -      $     -
                                                          ==========         ==========       ==========     =======

Property in Which the Partnership
  has a 27.78% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:
    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                     -         $  875,659         $1,389,366       $       -      $     -
                                                          ==========         ==========       ==========     =======





                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                    Depreciation
                    at Close of Period (c) (j)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------


           336,218              462,400            798,618             136,151          1987           02/89            (b)
           277,965              243,839            521,804              65,700          1976           12/89            (b)
           310,462              208,618            519,080              56,211          1977           12/89            (b)


           448,724              696,741          1,145,465             196,444          1989           03/89            (b)
        ----------          -----------        -----------          ----------

        $6,069,665          $ 8,546,530        $14,616,195          $1,944,358
        ==========          ===========        ===========          ==========







        $  183,229          $   192,857        $   376,086          $   51,481          1986           12/89            (b)
        ==========          ===========        ===========          ==========







        $  283,961          $   430,406        $   714,367          $  113,341          1985           01/90            (b)
        ==========          ===========        ===========          ==========





        $  440,842          $   650,622        $ 1,091,464          $    4,021          1997           10/97            (b)
        ==========          ===========        ===========          ==========





        $  875,659          $ 1,389,366        $ 2,265,025          $      127          1994           12/97            (b)
        ==========          ===========        ===========          ==========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                         Costs Capitalized
                                                                                               Subsequent
                                                         Initial Cost                       To Acquisition
                                                                        Buildings
                                        Encum-                             and             Improve-      Carrying
                                       brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:
    Captain D's Restaurant:
      Zanesville, Ohio                      -         $   99,651         $  390,518       $       -      $     -

    Denny's Restaurants:
      Dalesville, Indiana                   -            125,562            458,914               -            -
      Huron, Ohio                           -             27,418            456,139               -            -

    Tony Romas:
      Sandy, Utah                           -                 -             911,072               -            -
                                                      ----------         ----------       ----------     -------

                                                      $  252,631         $2,216,643       $       -      $     -
                                                      ==========         ==========       ==========     =======



                                                                                                                         Life
                                                                                                                       on Which
                Gross Amount at Which Carried                                                                      Depreciation
                      at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





           (f)                    (f)                (f)                 (e)             1988           03/89            (e)


           (f)                    (f)                (f)                 (e)             1974           02/89            (e)
           (f)                    (f)                (f)                 (e)             1971           05/89            (e)


             -                    (f)                (f)                 (d)             1997           12/97            (d)

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost (i)       Depreciation
                  Properties the Partnership has
                    Invested in Under Operating
                    Leases:

                      Balance, December 31, 1994                          $19,808,218           $1,873,060
                      Dispositions                                         (1,039,130)            (142,342)
                      Depreciation expense                                         -               397,735
                                                                          -----------           ----------

                      Balance, December 31, 1995                           18,769,088            2,128,453
                      Disposition                                          (1,053,110)            (158,845)
                      Depreciation expense                                         -               376,766
                                                                          -----------           ----------

                      Balance, December 31, 1996                           17,715,978            2,346,374
                      Disposition                                          (3,099,783)            (726,447)
                      Depreciation expense (j)                                     -               324,431
                                                                          -----------           ----------

                      Balance, December 31, 1997                          $14,616,195           $1,944,358
                                                                          ===========           ==========


                  Property of Joint Venture in Which the
                    Partnership  has a 43% Interest and
                    has Invested in Under an Operating Lease:

                      Balance, December 31, 1994                          $   376,086           $   32,195
                      Depreciation expense                                         -                 6,429
                                                                          -----------           ----------

                      Balance, December 31, 1995                              376,086               38,624
                      Depreciation expense                                         -                 6,429
                                                                          -----------           ----------

                      Balance, December 31, 1996                              376,086               45,053
                      Depreciation expense                                         -                 6,428
                                                                          -----------           ----------

                      Balance, December 31, 1997                          $   376,086           $   51,481
                                                                          ===========           ==========


                  Property of Joint Venture in Which the
                    Partnership has a 49% Interest and
                    has Invested in Under an Operating Lease:

                      Balance, December 31, 1994                          $   714,367           $   70,300
                      Depreciation expense                                         -                14,347
                                                                          -----------           ----------

                      Balance, December 31, 1995                              714,367               84,647
                      Depreciation expense                                         -                14,347
                                                                          -----------           ----------

                      Balance, December 31, 1996                              714,367               98,994
                      Depreciation expense                                         -                14,347
                                                                          -----------           ----------

                      Balance, December 31, 1997                          $   714,367           $  113,341
                                                                          ===========           ==========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997


                                                                                              Accumulated
                                                                              Cost (i)     Depreciation
                  Property in Which the  Partnership
                    has a 42.23%  Interest  as
                    Tenants-in-Common  and has
                    Invested  in Under an  Operating
                    Lease:

                      Balance, December 31, 1996                          $        -            $       -
                      Acquisitions                                          1,091,464                   -
                      Depreciation expense                                         -                 4,021
                                                                          -----------           ----------

                      Balance, December 31, 1997                          $ 1,091,464           $    4,021
                                                                          ===========           ==========


                  Property in Which the  Partnership
                    has a 27.78%  Interest  as
                    Tenants-in-Common  and has
                    Invested  in Under an  Operating
                    Lease:

                      Balance, December 31, 1996                          $        -            $       -
                      Acquisitions                                          2,265,025                   -
                      Depreciation expense                                         -                   127
                                                                          -----------           ----------

                      Balance, December 31, 1997                          $ 2,265,025           $      127
                                                                          ===========           ==========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $15,626,886 and $5,493,388, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) For financial reporting purposes, certain components of the lease relating to the land and building have been recorded as a direct financing lease. Accordingly, costs related to these components of this lease are not shown.

(g)      The restaurant on the Property in Lebanon, New Hampshire, was converted
         from  a  Ponderosa  Steakhouse  restaurant  to  a  local,   independent
         restaurant in 1992.

(h) Effective January 1, 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 25 years.

(i) Effective February 1, 1994, the lease for this Property was terminated, resulting in the lease's reclassification as an operating lease.

(j) For financial reporting purposes, the undepreciated cost of the Properties in Belding, Michigan, and Lebanon, New Hampshire was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $151,671 and $99,023 for the Properties in Belding, Michigan and Lebanon, New Hampshire, respectively, at December 31, 1997. The impairments at December 31, 1997 are based on anticipated sales prices. The cost of the Properties presented on this schedule is the gross amount at which the Properties were carried at December 31, 1997, excluding the allowance for loss on land and buildings.

(k) During the year ended December 31, 1997, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp, an affiliate of the General Partners, for an aggregate cost of $1,091,464.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1997


                                                                                                                        Principal
                                                                                                                         Amount
                                                                                                                        of Loan
                                                                                                         Carrying      Subject to
                                                      Final       Periodic                Face          Amount of      Delinquent
                                      Interest      Maturity      Payment     Prior     Amount of        Mortgage       Principal
Description                             Rate          Date         Terms      Liens     Mortgage           (1)         or Interest
--------------------------            --------    ------------    --------    -----    ----------      -------------   -----------
Perkins - Myrtle Beach, FL
First Mortgage                         10.25%      July 2000         (2)    $  -        $1,040,000      $  883,417     $        -

Ponderosa - St. Cloud, FL
First Mortgage                         10.75%     October 2011       (3)       -         1,057,299         874,750              -
                                                                            -----       ----------      ----------     ----------

    Total                                                                   $  -        $2,097,299      $1,758,167(4)  $        -
                                                                            =====       ==========      ==========     ==========



(1) The tax carrying value of the notes are $1,796,264, which are net of deferred gains of $310,442.

(2) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,006,004.

(3) Twelve monthly payments of interest only and 168 equal monthly payments of principal and interest at an annual rate of 10.75%.

(4) The changes in the carrying amounts are summarized as follows:


                                                                1997                 1996                 1995
                                                             ----------           ----------           -------
      Balance at beginning of
         period                                              $1,772,858           $  895,736           $       -

      New mortgage loan                                              -             1,057,299            1,040,000

      Interest earned                                           211,263              126,533               43,974

      Collections of principal
        and interest                                           (227,316)            (123,832)             (46,597)

      Deferred gain on sale
        of land and building                                         -              (183,802)            (141,641)

      Recognition of deferred
        gain on sale of land
        and building                                              1,362                  924                   -
                                                             ----------           ----------           ---------

      Balance at end of period                               $1,758,167           $1,772,858           $  895,736
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

       27         Financial Data Schedule (Filed herewith.)