Form 10-Q
period 1998-03-31
CNL INCOME FUND V LTD
filed 1998-05-14
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-19141


                             CNL Income Fund V, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-2922869
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organiza-          Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS




Part I                                                  Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                            1

    Condensed Statements of Income                      2

    Condensed Statements of Partners' Capital           3

    Condensed Statements of Cash Flows                  4

    Notes to Condensed Financial Statements             5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                      8-12


Part II

  Other Information                                     13

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           March 31,              December 31,
            ASSETS                           1998                     1997
                                          -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,695,706 and
  $1,944,358 and allowance for
  loss on land and building
  of $250,694 in 1998 and 1997            $10,732,835            $12,421,143
Net investment in direct financing
  leases                                    2,265,392              2,277,481
Investment in joint ventures                1,541,277              1,558,709
Mortgage note receivable, less
  deferred gain of $322,366
  and $323,157                              1,760,841              1,758,167
Cash and cash equivalents                   3,251,803              1,361,290
Receivables, less allowance for
  doubtful accounts of $134,798
  and $137,892                                 81,959                108,261
Prepaid expenses                                7,539                  9,307
Accrued rental income                         185,994                169,726
Other assets                                   54,346                 54,346
                                          -----------            -----------

                                          $19,881,986            $19,718,430
                                          ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $     8,611            $    24,229
Accrued construction costs payable                 -                 125,000
Accrued real estate taxes payable              64,299                 93,392
Distributions payable                       2,338,327                575,000
Due to related parties                        221,636                143,867
Rents paid in advance                          13,213                 13,479
                                          -----------            -----------
    Total liabilities                       2,646,086                974,967

Minority interest                             217,512                222,929

Partners' capital                          17,018,388             18,520,534
                                          -----------            -----------

                                          $19,881,986            $19,718,430
                                          ===========            ===========










            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended
                                                        March 31,
                                                 1998               1997
                                               --------           ---------

Revenues:
  Rental income from operating leases          $300,322           $370,514
  Earned income from direct financing
    leases                                       59,541             45,472
  Contingent rental income                       25,898             38,865
  Interest and other income                      92,358             66,917
                                               --------           --------
                                                478,119            521,768
                                               --------           --------

Expenses:
  General operating and administrative           38,554             38,143
  Professional services                           4,018              5,314
  Real estate taxes                               6,664             19,211
  State and other taxes                           7,747             11,729
  Depreciation                                   67,206             83,575
                                               --------           --------
                                                124,189            157,972
                                               --------           --------

Income Before Minority Interest in Loss
  of Consolidated Joint Venture, Equity
  in Earnings of Unconsolidated Joint
  Ventures and Gain on Sale of Land and
  Buildings                                     353,930            363,796

Minority Interest in Loss of Consolidated
  Joint Venture                                   5,417              5,450

Equity in Earnings of Unconsolidated Joint
  Ventures                                       35,221             11,023

Gain on Sale of Land and Buildings              441,613                246
                                               --------           --------

Net Income                                     $836,181           $380,515
                                               ========           ========

Allocation of Net Income:
  General partners                             $  7,089           $  3,805
  Limited partners                              829,092            376,710
                                               --------           --------

                                               $836,181           $380,515
                                               ========           ========

Net Income Per Limited Partner Unit            $  16.58           $   7.53
                                               ========           ========

Weighted Average Number of Limited
  Partner Units Outstanding                      50,000             50,000
                                               ========           ========




            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                     Quarter Ended              Year Ended
                                       March 31,               December 31,
                                         1998                      1997
                                     -------------             --------

General partners:
  Beginning balance                   $   493,982             $   376,173
  Contributions                                -                  106,000
  Net income                                7,089                  11,809
                                      -----------             -----------
                                          501,071                 493,982
                                      -----------             -----------

Limited partners:
  Beginning balance                    18,026,552              18,606,446
  Net income                              829,092               1,720,106
  Distributions ($46.77 and
    $46.00 per limited partner
    unit, respectively)                (2,338,327)             (2,300,000)
                                      -----------             -----------
                                       16,517,317              18,026,552
                                      -----------             -----------

Total partners' capital               $17,018,388             $18,520,534
                                      ===========             ===========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Quarter Ended
                                                       March 31,
                                                1998                 1997
                                             ----------           ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                             $  460,505           $  404,443
                                             ----------           ----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          buildings                           2,125,220              960,741
        Additions to land and building
          on operating lease                   (125,000)                  -
        Collections on mortgage note
          receivable                              4,788                1,788
                                             ----------           ----------
            Net cash provided by
              investing activities            2,005,008              962,529
                                             ----------           ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                             (575,000)            (575,000)
                                             ----------           ----------
            Net cash used in
              financing activities             (575,000)            (575,000)
                                             ----------           ----------

Net Increase in Cash and Cash
  Equivalents                                 1,890,513              791,972

Cash and Cash Equivalents at
  Beginning of Quarter                        1,361,290              362,922
                                             ----------           ----------

Cash and Cash Equivalents at End of
  Quarter                                    $3,251,803           $1,154,894
                                             ==========           ==========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
    fees incurred and unpaid at
    end of quarter                           $   65,400           $       -
                                             ==========           =========

    Distributions declared and unpaid
      at end of quarter                      $2,338,327           $  575,000
                                             ==========           ==========




            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The Partnership accounts for its 66.5% interest in CNL/Longacre Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Land and Buildings on Operating Leases:

         During the quarter ended March 31, 1998, the Partnership sold its properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds of $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These properties were originally acquired by the Partnership in 1988 and 1989 and had costs totalling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $333,920 in excess of their original purchase prices. In connection with the sale of the properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400. (See Note 4).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


3.       Allocations and Distributions:

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

         During the quarters ended March 31, 1998 and 1997, the Partnership declared distributions to the limited partners of $2,338,327 and $575,000, respectively. This represents distributions for the quarters ended March 31, 1998 and 1997 of $46.77 and $11.50 per unit, respectively. The distribution for the quarter ended March 31, 1998, includes $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sale of the Properties in Tampa and Port Orange, Florida, respectively. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

4.       Related Party Transactions:

         Certain affiliates are entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliates provide a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, ten percent, preferred return, plus their adjusted capital contributions. For the quarter ended March 31, 1998, the Partnership incurred $65,400

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1998 and 1997


4.       Related Party Transactions - Continued:

         in deferred, subordinated, real estate disposition fees as a result of the sale of properties. (See Note 2) No deferred, subordinated, real estate disposition fees were incurred for the quarter ended March 31, 1997.

5.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures), for at least one of the quarters ended March 31:

                                                       1998            1997
                                                     --------        ------

                  Golden Corral Corporation          $ 48,878        $ 48,878
                  Slaymaker Group, Inc.                46,400              -
                  Shoney's, Inc.                       40,183          72,158
                  London Development Corporation       10,597          51,603

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

6.       Subsequent Event:

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property, at a total cost of $1,420,379. The Partnership has agreed to contribute approximately $754,500 to the joint venture for an estimated 53 percent interest in the profits and losses of the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 24 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the quarters ended March 31, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $460,505 and $404,443, respectively. The increase in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in income and expenses, as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1998.

         In July 1997, the Partnership entered into a new lease for the Property in Connersville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, during the quarter ended March 31, 1998, the Partnership paid $125,000 in renovation costs, which had been incurred and accrued as construction costs payable at December 31, 1997.

         During the quarter ended March 31, 1998, the Partnership sold its Properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds of $2,125,220, resulting in a total gain of $466,322 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1988 and 1989 and had costs totalling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $333,920 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400. The Partnership distributed $1,838,327 of the net sales proceeds from the 1997 and 1998 sales of the Properties in Tampa and Port Orange, Florida, respectively as a special distribution of net sales proceeds from the sale of Properties to the limited partners. The Partnership will use the remaining net sales proceeds, along with the net sales proceeds from the sale of the Property in Tyler, Texas, to reinvest in additional Properties.

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property, at a total cost of $1,420,379. The Partnership has agreed to contribute approximately $754,500 to the joint venture for an estimated 53 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $3,251,803 invested in such short-term investments as compared to $1,361,290 at December 31, 1997. The increase in cash and cash equivalents for the quarter ended March 31, 1998, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Port Orange, Florida and Tyler, Texas, as described above. The funds remaining at March 31, 1998, will be used to reinvest in additional Properties, as described above, and to pay distributions and other liabilities.

         Total liabilities of the Partnership increased to $2,646,086 at March 31, 1998, from $974,967 at December 31, 1997, primarily as a result of the Partnership's accruing a special distribution of net sales proceeds totalling $1,838,327 from the 1997 and 1998 sales of the Properties in Tampa and Port Orange, Florida, respectively, payable to the limited partners at March 31, 1998. The increase in liabilities was partially offset by a decrease in construction costs payable as a result of the payment during the quarter ended March 31, 1998, of construction costs accrued at December 31, 1997, for renovation costs relating to the Partnership's Property located in Connorsville, Indiana, as described above. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, and for the quarter ended March 31, 1998, proceeds received from the sales of Properties, the Partnership declared distributions to limited partners of $2,338,327 and $575,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions for the quarters ended March 31, 1998 and 1997 of $46.77 and $11.50 per unit, respectively. Distributions for the quarter ended March 31, 1998, include $1,838,327 as a result of the distribution of net sales proceeds from the sale of Properties, as described above. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter ended March 31, 1998 and are expected to remain at this level. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 26 wholly owned Properties (including six Properties which were sold during 1997) and during the quarter ended March 31, 1998, the Partnership and CNL/Longacre Joint Venture owned and leased 22 wholly owned Properties (including one Property in Port Orange, Florida which was sold in January 1998 and one Property in Tyler, Texas, which was sold in February 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership and CNL/Longacre Joint Venture earned $359,863 and $415,986, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased approximately $163,000 during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, as a result of the sales of six Properties during 1997 and the sales of the Properties in Port Orange, Florida and Tyler, Texas during 1998.

         The decrease in rental income was partially offset by an increase of approximately $81,300 during the quarter ended March 31, 1998, due to the reinvestment of a portion of net sales proceeds in two Properties in Houston, Texas and Sandy, Utah, in January 1998 and February 1998, respectively. In addition, rental and earned income was lower during the quarter ended March 31, 1997 by approximately $22,000 due to the Partnership increasing its allowance for doubtful accounts for the Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. No such allowance was recorded during the quarter ended March 31, 1998, due to the fact that during 1997, a new tenant began operating the Connorsville Property and the Partnership sold the Richmond Property to a third party.

         Rental and earned income during the quarters ended March 31, 1998 and 1997, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding, Michigan, and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases for the Properties in Belding, Michigan and Lebanon, New Hampshire.

         In addition, for the quarters ended March 31, 1998 and 1997, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. In addition, during the quarter ended March 31, 1998, the Partnership owned and leased two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership earned $35,221 and $11,023, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that in October and December 1997, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 sales of several Properties in two Properties in Mesa, Arizona and Vancouver, Washington, with affiliates of the general partners as tenants-in-common.

         During the quarter ended March 31, 1998, two lessees of the Partnership and its consolidated joint venture, Slaymaker Group, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). As of March 31, 1998, Slaymaker Group, Inc. was the lessee under a lease relating to one restaurant and Golden Corral Corporation was the lessee under the leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

         Operating expenses, including depreciation expense, were $124,189 and $157,972 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, was partially attributable to a decrease in depreciation expense due to the sales of several Properties during 1998 and 1997. The decrease in operating expenses was also partially attributable to the fact that, during the quarter ended March 31, 1997, the Partnership recorded approximately $8,100 for real estate taxes relating to the Properties located in Connorsville and Richmond, Indiana, due to continued financial difficulties the tenant was experiencing. No such expenses were recorded during the quarter ended March 31, 1998 due to the fact that during 1997, the Partnership entered into a new lease for the Connorsville Property, with a new tenant to operate the Property and sold the Richmond Property to a third party.

         Due to the tenants defaulting during 1995 under the terms of their lease agreements for the Property in Belding, Michigan, and the Property in Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, expect to continue to incur operating expenses relating to such Properties until such time as a new lease is executed for each Property.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in August 1995 and October 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $791 and $246, during the quarters ended March 31, 1998 and 1997, respectively.

         As a result of the sales during 1998 of the Properties in Port Orange, Florida and Tyler, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a total gain of $440,822 for financial reporting purposes during the quarter ended March 31, 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 1998.


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