Form 10-Q
period 1998-06-30
CNL INCOME FUND V LTD
filed 1998-08-06
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                    CONTENTS




Part I                                                       Page

  Item 1.  Financial Statements:

    Condensed Balance Sheets                                 1

    Condensed Statements of Income                           2

    Condensed Statements of Partners' Capital                3

    Condensed Statements of Cash Flows                       4

    Notes to Condensed Financial Statements                  5-9

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                           10-15


Part II

  Other Information                                           16

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                           June 30,              December 31,
            ASSETS                           1998                    1997
                                          -----------            -----------

Land and buildings on operating
  leases less accumulated
  depreciation and allowance for
  loss on land and building               $10,517,431            $12,421,143
Net investment in direct financing
  leases                                    2,253,064              2,277,481
Investment in joint ventures                1,967,263              1,558,709
Mortgage notes receivable, less
  deferred gain of $321,374
  and $323,157                              1,746,486              1,758,167
Cash and cash equivalents                     834,459              1,361,290
Receivables, less allowance for
  doubtful accounts of $169,214
  and $137,892                                 61,118                108,261
Prepaid expenses                               10,450                  9,307
Accrued rental income                         204,015                169,726
Other assets                                   54,346                 54,346
                                          -----------            -----------

                                          $17,648,632            $19,718,430
                                          ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $     1,381            $    24,229
Accrued construction costs payable                 -                 125,000
Accrued real estate taxes payable               6,884                 93,392
Distributions payable                         500,000                575,000
Due to related parties                        219,747                143,867
Rents paid in advance                          24,037                 13,479
                                          -----------            -----------
    Total liabilities                         752,049                974,967

Minority interest                             213,479                222,929

Partners' capital                          16,683,104             18,520,534
                                          -----------            -----------

                                          $17,648,632            $19,718,430
                                          ===========            ===========










            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                           Quarter Ended                       Six Months Ended
                                                             June 30,                            June 30,
                                                     1998           1997                1998             1997
                                                  ---------       ---------          ----------       -------
Revenues:
  Rental income from
    operating leases                              $ 285,286       $ 341,272          $  611,506       $  750,651
  Earned income from direct
    financing leases                                 42,802          38,995             102,343           84,467
  Interest and other income                          72,498          67,234             164,856          134,151
                                                  ---------       ---------          ----------       ----------
                                                    400,586         447,501             878,705          969,269
                                                  ---------       ---------          ----------       ----------

Expenses:
  General operating and
    administrative                                   38,763          38,406              77,317           76,549
  Bad debt expense                                    5,882           9,007               5,882            9,007
  Professional services                               6,061           7,515              10,079           12,829
  Real estate taxes                                   9,756           2,311              16,420           21,522
  State and other taxes                               1,911             168               9,658           11,897
  Depreciation                                       62,771          83,225             129,977          166,800
                                                  ---------       ---------          ----------       ----------
                                                    125,144         140,632             249,333          298,604
                                                  ---------       ---------          ----------       ----------

Income Before Minority
  Interest in Loss of Con-
  solidated Joint Venture,
  Equity in Earnings of
  Unconsolidated Joint
  Ventures, Gain on Sale of
  Land and Buildings and
  Provision for Loss on Land
  and Building                                      275,442         306,869             629,372          670,665

Minority Interest in Loss of
  Consolidated Joint Venture                          4,033           4,582               9,450           10,032

Equity in Earnings of Uncon-
  solidated Joint Ventures                           36,882          11,382              72,103           22,405

Gain on Sale of Land and
  Buildings                                             992         102,248             442,605          102,494

Provision for Loss on Land
  and Building                                     (152,633)       (142,990)           (152,633)        (142,990)
                                                  ---------       ---------          ----------       ----------

Net Income                                        $ 164,716       $ 282,091          $1,000,897       $  662,606
                                                  =========       =========          ==========       ==========

Allocation of Net Income:
  General partners                                $    (734)      $     683          $    6,355       $    4,488
  Limited partners                                  165,450         281,408             994,542          658,118
                                                  ---------       ---------          ----------       ----------

                                                  $ 164,716       $ 282,091          $1,000,897       $  662,606
                                                  =========       =========          ==========       ==========

Net Income Per Limited
  Partner Unit                                    $    3.31       $    5.63          $    19.89       $    13.16
                                                  =========       =========          ==========       ==========

Weighted Average Number
  of Limited Partner Units
  Outstanding                                        50,000          50,000              50,000           50,000
                                                  =========       =========          ==========       ==========


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                Six Months Ended             Year Ended
                                    June 30,                December 31,
                                      1998                      1997
                                ----------------            -----------

General partners:
  Beginning balance              $   493,982                $   376,173
  Contributions                           -                     106,000
  Net income                           6,355                     11,809
                                 -----------                -----------
                                     500,337                    493,982
                                 -----------                -----------

Limited partners:
  Beginning balance               18,026,552                 18,606,446
  Net income                         994,542                  1,720,106
  Distributions ($56.77 and
    $46.00 per limited partner
    unit, respectively)           (2,838,327)                (2,300,000)
                                 -----------                -----------
                                  16,182,767                 18,026,552
                                 -----------                -----------

Total partners' capital          $16,683,104                $18,520,534
                                 ===========                ===========




            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                             June 30,
                                                1998                 1997
                                            -----------           -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                            $   812,900           $   871,846
                                            -----------           -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land and
          buildings                           2,125,220             1,595,051
        Additions to land and building
          on operating lease                   (125,000)                   -
        Investment in joint venture            (437,308)                   -
        Collections on mortgage notes
          receivable                             10,684                 3,622
                                            -----------           -----------
            Net cash provided by
              investing activities            1,573,596             1,598,673
                                            -----------           -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                           (2,913,327)           (1,150,000)
                                            -----------           -----------
            Net cash used in
              financing activities           (2,913,327)           (1,150,000)
                                            -----------           -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                             (526,831)            1,320,519

Cash and Cash Equivalents at
  Beginning of Period                         1,361,290               362,922
                                            -----------           -----------

Cash and Cash Equivalents at End of
  Period                                    $   834,459           $ 1,683,441
                                            ===========           ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
      fees incurred and unpaid at
      end of period                         $    65,400           $        -
                                            ===========           ==========

    Distributions declared and unpaid
      at end of period                      $   500,000           $   575,000
                                            ===========           ===========




            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         Certain items in the prior year's financial statements have been reclassified to conform to 1998 presentation. These reclassifications had not effect on partners' capital or net income.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                June 30,     December 31,
                                                  1998           1997

                  Land                        $ 5,226,572     $ 6,069,665
                  Buildings                     7,452,663       8,546,530
                                              -----------     -----------
                                               12,679,235      14,616,195
                  Less accumulated
                    depreciation               (1,758,477)     (1,944,358)
                                              -----------     -----------
                                               10,920,758      12,671,837
                  Less allowance for loss
                    on land and buildings       ( 403,327)       (250,694)
                                              -----------     -----------

                                              $10,517,431     $12,421,143
                                              ===========     ===========

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Land and Buildings on Operating Leases - Continued:

         During the six months ended June 30, 1998, the Partnership sold its properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds of $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These properties were originally acquired by the Partnership in 1988 and 1989 and had costs totalling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $333,900 in excess of their original purchase prices. In connection with the sale of the properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400 (see Note 5).

         As of December 31, 1997, the Partnership had established an allowance for loss on land and buildings of $250,694, for financial reporting purposes, relating to the properties in Belding, Michigan and Lebanon, New Hampshire. During the six months ended June 30, 1998, the Partnership increased the allowance by $152,633 for the property in Belding, Michigan. The allowances represent the difference between the carrying values of the properties at June 30, 1998 and current estimates of net realizable values for these properties.

3.       Investment in Joint Ventures:

         In May 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of the property in Tyler, Texas, in RTO Joint
         Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant property. As of June 30, 1998, the Partnership and its co-venture partner had contributed $437,308 and $386,096 respectively, to purchase land and pay for construction relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $317,100 and $279,900, respectively, in additional construction costs to the joint venture. When construction is completed, the Partnership expects to have an approximate 53 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's joint ventures and properties held as tenants-in-common at:

                                                 June 30,    December 31,
                                                   1998          1997
                  Land and buildings on
                    operating leases, less
                    accumulated depreciation    $5,051,963     $4,277,972
                  Cash                               7,352         24,994
                  Receivables                        3,930          4,417
                  Prepaid expenses                     513            270
                  Accrued rental income             85,614         68,819
                  Liabilities                       14,603          1,250
                  Partners' capital              5,134,769      4,375,222
                  Revenues                         249,511        151,242
                  Net income                       199,250        121,605

         The Partnership recognized income totalling $72,103 and $22,405 for the six months ended June 30, 1998 and 1997, respectively, from these joint ventures, $36,882 and $11,382 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

4.       Allocations and Distributions:

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


4.       Allocations and Distributions - Continued:

         Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the six months ended June 30, 1998 and 1997, the Partnership declared distributions to the limited partners of $2,838,327 and $1,150,000, respectively, ($500,000 and $575,000 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions for the six months ended June 30, 1998 and 1997 of $56.77 and $23.00 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, include $1,838,327 as a result of the distribution of net sales proceeds from the sale of the properties in Tampa and Port Orange, Florida. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

5.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the six months ended June 30, 1998, the Partnership incurred $65,400 in deferred, subordinated, real estate disposition fees as a result of the sale of properties (see Note 2). No deferred, subordinated, real estate disposition fees were incurred for the six months ended June 30, 1997.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1998 and 1997


6.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common), for at least one of the six months ended June 30:

                                                       1998            1997
                                                     --------        ------

                  Golden Corral Corporation          $ 97,756         $97,756
                  Slaymaker Group, Inc.                92,735              -
                  Shoney's, Inc.                       69,487         130,293
                  Tampa Foods, L.P.                    47,339          89,601
                  London Development Corporation           -           89,480

         In addition, the following schedule presents total rental, earned and interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned income and interest income from its properties (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common) and mortgage notes for at least one of the six months ended June 30:
                                                    1998            1997
                                                  --------        ------
                  Golden Corral Family
                    Steakhouse Restaurants        $ 97,756        $ 97,756
                  Tony Roma's Famous for Ribs       92,735              -
                  Wendy's Old Fashioned
                    Hamburger Restaurants           86,336         129,597
                  Denny's                           74,256         153,339
                  Perkins                           25,961          89,480

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 25 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the six months ended June 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $812,900 and $871,846, respectively. The decrease in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In July 1997, the Partnership entered into a new lease for the Property in Connersville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, during the six months ended June 30, 1998, the Partnership paid $125,000 in renovation costs, which had been incurred and accrued as construction costs payable at December 31, 1997.

         During the six months ended June 30, 1998, the Partnership sold its Properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds of $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1988 and 1989 and had costs totalling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $333,900 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400. The Partnership distributed $1,838,327 of the net sales proceeds from the 1997 and 1998 sales of the Properties in Tampa and Port Orange, Florida, respectively, as a special distribution to the limited partners. In addition, in May 1998, the Partnership reinvested the remainder of the net sales proceeds from the sale of the Property in Tyler, Texas in a joint venture arrangement as described below. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale of the Properties in Port Orange, Florida and Tyler, Texas. The Partnership will use the remaining net sales proceeds to fund additional amounts to RTO Joint Venture, as described below, and to meet the Partnership's working capital and other needs.

         As described above, in May 1998, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Tyler, Texas in RTO Joint Venture, with an affiliate of the Partnership which has the same general partners, to construct and hold one restaurant Property. As of June 30, 1998, the Partnership and its co-venture partner had contributed $437,308 and $386,096, respectively, to purchase land and pay for construction relating to the joint venture. The Partnership and its co-venture partner have agreed to contribute approximately $317,100 and $279,900, respectively, in construction costs to the joint venture. When construction is completed, the Partnership expects to have an approximate 53 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $834,459 invested in such short-term investments as compared to $1,361,290 at December 31, 1997. The decrease in cash and cash equivalents is primarily attributable to the fact that the Partnership used amounts held at December 31, 1997 relating to the net sales proceeds received from the 1997 sale of the Property in Tampa, Florida, to make distributions to limited partners during the six months ended June 30, 1998. The funds remaining at June 30, 1998, will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership decreased to $752,049 at June 30, 1998, from $974,967 at December 31, 1997, partially due to a decrease in construction costs payable as a result of the payment during the six months ended June 30, 1998, of construction costs accrued at December 31, 1997, for renovation costs relating to the Partnership's Property located in Connorsville, Indiana, as described above. The decrease in liabilities is also partially attributable to a decrease in distributions payable to the limited partners at June 30, 1998 as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, proceeds received from the sales of Properties, the Partnership declared distributions to limited partners of $2,838,327 and $1,150,000 for the six months ended June 30, 1998 and 1997, respectively ($500,000 and $575,000 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions for the six months ended June 30, 1998 and 1997 of $56.77 and $23.00 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, include $1,838,327 as a result of the distribution of net sales proceeds from the sale of Properties, as described above. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter and six months ended June 30, 1998. No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 26 wholly owned Properties (including six Properties which were sold during 1997) and during the six months ended June 30, 1998, the Partnership and CNL/Longacre Joint Venture owned and leased 22 wholly owned Properties (including two Properties sold in 1998) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership and CNL/Longacre Joint Venture earned $713,849 and $835,118, respectively, in rental income from operating leases and earned income from direct financing leases,

$328,088 and $380,267 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. Rental and earned income decreased approximately $159,200 and $321,700 during the quarter and six months ended June 30, 1998, respectively, as compared to the quarter and six months ended June 30, 1997, as a result of the sales of Properties during 1997 and 1998.

         The decrease in rental income was partially offset by an increase of approximately $81,200 and $162,400 during the quarter and six months ended June 30, 1998, respectively, due to the reinvestment of a portion of net sales proceeds from the 1997 sales of two Properties in Houston, Texas and Sandy, Utah, in January 1998 and February 1998, respectively. The decrease in rental income was also partially offset by an increase of approximately $33,000 and $44,300 during the quarter and six months ended June 30, 1998, respectively due to re-leasing the Property in Connorsville, Indiana to a new tenant with rent commencing in November 1997. No rental income was recognized relating to this Property during the six months ended June 30, 1997 due to financial difficulties the former tenant was experiencing.

         Rental and earned income during the six months ended June 30, 1998 and 1997, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding, Michigan, and Lebanon, New Hampshire. The general partners are currently seeking purchasers or replacement tenants for these Properties. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership locates a purchaser for the Properties or executes new leases for the Properties in Belding, Michigan and Lebanon, New Hampshire.

         During the six months ended June 30, 1997, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. During the six months ended June 30, 1998, the Partnership owned and leased two Properties as tenants-in-common with affiliates of the general partners and three Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $72,103 and $22,405, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer, $36,882 and $11,382 of which were earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in net income earned by these joint ventures during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that subsequent to June 30, 1997, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several
Properties in two Properties in Mesa, Arizona and Vancouver, Washington, with affiliates of the general partners as tenants-in-common and acquired an interest in RTO Joint Venture with an affiliate of the Partnership which has the same general partners, as described above in "Liquidity and Capital Resources."

         During at least one of the six months ended June 30, 1998 and 1997, five lessees of the Partnership and its consolidated joint venture, Slaymaker Group, Inc., Golden Corral Corporation, Shoney's, Inc., London Development Corporation and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common). As of June 30, 1998, Slaymaker Group, Inc. was the lessee under a lease relating to one restaurant, Golden Corral Corporation was the lessee under the leases relating to two restaurants, Shoney's, Inc. was the lessee under the leases relating to four restaurants, Tampa Foods, L.P. was the lessee under the leases relating to two restaurants and London Development Corporation was the lessee under the leases relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, Slaymaker Group, Inc. and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. In addition, during at least one of the six months ended June 30, 1998 and 1997, five restaurant chains, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Denny's, Perkins and Tony Roma's Famous for Ribs Restaurant ("Tony Roma's"), each accounted for more than ten percent of the Partnership's total rental income. It is anticipated that, based on the minimum rental payments required by the leases, Wendy's, Golden Corral and Tony Roma's each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Operating expenses, including depreciation expense, were $249,333 and $298,604 for the six months ended June 30, 1998 and 1997, respectively, of which $125,144 and $140,632 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, was primarily attributable to a decrease in depreciation expense due to the sales of several Properties during 1997 and 1998.

         Due to the tenants defaulting during 1995 under the terms of their lease agreements for the Property in Belding, Michigan, and the Property in Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, expect to continue to incur operating expenses relating to such Properties until the Properties are sold or leased to new tenants.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in August 1995 and October 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $1,783 and $499, during the six months ended June 30, 1998 and 1997, respectively, $992 and $253 of which were recognized during the quarters ended June 30, 1998 and 1997, respectively.

         As a result of the sales of two Properties during the six months ended June 30, 1998, as described above in "Liquidity and Capital Resources," the Partnership recognized total gains of $440,822 for financial reporting purposes. As a result of the sale of one Property during the quarter and six months ended June 30, 1997, the Partnership recognized a gain of $101,995 for financial reporting purposes.

         During the quarter and six months ended June 30, 1997, the Partnership recorded an allowance for loss on land and building of $142,990 for financial reporting purposes, relating to the Property in Richmond, Indiana. The loss represented the difference between the Property's carrying value at June 30, 1997 and the estimated net realizable value based on the estimated sales price of this Property. This Property was sold in November 1997. In addition, during the quarter and six months ended June 30, 1998, the Partnership established an allowance for loss on land and building of $152,633 for financial reporting purposes relating to the Property in Belding, Michigan. The loss represents the difference between the Property's carrying value at June 30, 1998 and the current estimate of net realizable value at June 30, 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 4th day of August, 1998.


                             CNL INCOME FUND V, LTD.

                             By:      CNL REALTY CORPORATION
                                      General Partner


                                      By:      /s/ James M. Seneff, Jr.
                                               ----------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


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