Form 10-Q
period 1998-09-30
CNL INCOME FUND V LTD
filed 1998-11-13
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                 -----------------------------------------------


                             Commission file number
                                     0-19141
                          ----------------------------


                             CNL Income Fund V, Ltd.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                             59-2922869
        (State of other jurisdiction               (I.R.S. Employer
     of incorporation or organization)            Identification No.)


            400 E. South Street
              Orlando, Florida                           32801
  (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number
        (including area code)                        (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                          Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                 1

       Condensed Statements of Income                           2

       Condensed Statements of Partners' Capital                3

       Condensed Statements of Cash Flows                       4-5

       Notes to Condensed Financial Statements                  6-10

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                         11-18


Part II

    Other Information                                           19

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                    September 30,            December 31,
                                                                         1998                    1997
                                                                   -----------------       ------------------
                       ASSETS

Land and buildings on operating leases,
    less accumulated depreciation and
    allowance for loss on land and buildings                            $10,855,678              $12,421,143
Net investment in direct financing leases                                 1,717,763                2,277,481
Investment in joint ventures                                              2,231,902                1,558,709
Mortgage notes receivable, less deferred
    gain of $320,536 and $323,157                                         1,742,233                1,758,167
Cash and cash equivalents                                                   481,185                1,361,290
Receivables, less allowance for doubtful
    accounts of $152,102 and $137,892                                        61,221                  108,261
Prepaid expenses                                                              8,458                    9,307
Accrued rental income                                                       221,988                  169,726
Other assets                                                                 54,346                   54,346
                                                                   -----------------        -----------------


                                                                        $17,374,774              $19,718,430
                                                                   =================        =================


                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                    $         2,315           $       24,229
Accrued construction costs payable                                               --                  125,000
Accrued and escrowed real estate
    taxes payable                                                            17,217                   93,392
Distributions payable                                                       500,000                  575,000
Due to related parties                                                      216,395                  143,867
Rents paid in advance                                                        35,485                   13,479
                                                                   -----------------        -----------------
       Total liabilities                                                    771,412                  974,967

Minority interest                                                           209,524                  222,929

Partners' capital                                                        16,393,838               18,520,534
                                                                   -----------------        -----------------

                                                                        $17,374,774              $19,718,430
                                                                   =================        =================



                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  1998           1997             1998           1997
                                                                ----------     ----------      -----------    -----------
Revenues:
    Rental income from operating leases                          $287,742       $344,772      $   875,920     $1,042,771
    Earned income from direct financing leases                     50,326         33,396          152,669        117,863
    Contingent rental income                                       10,084         15,404           33,412         68,056
    Interest and other income                                      58,791         93,169          223,647        227,320
                                                               -----------     ----------     ------------   ------------
                                                                  406,943        486,741        1,285,648      1,456,010
                                                               -----------     ----------     ------------   ------------

Expenses:
    General operating and administrative                           35,693         52,181          113,010        128,730
    Bad debt expense                                                   --             --            5,882          9,007
    Professional services                                           3,235          4,866           13,314         17,695
    Real estate taxes                                              10,138         10,776           26,558         32,298
    State and other taxes                                              --             --            9,658         11,897
    Depreciation                                                   71,743         82,425          201,720        249,225
                                                               -----------     ----------     ------------   ------------
                                                                  120,809        150,248          370,142        448,852
                                                               -----------     ----------     ------------   ------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    Gain on Sale of Land and Buildings and
    Provision for Loss on Land and Buildings                      286,134        336,493          915,506      1,007,158

Minority Interest in Loss of Consolidated
    Joint Venture                                                   3,955          6,092           13,405         16,124

Equity in Earnings of Unconsolidated Joint Ventures                40,315         11,144          112,418         33,549

Gain on Sale of Land and Buildings                                    838        267,076          443,443        369,570

Provision for Loss on Land and Buildings                         (120,508 )           --         (273,141 )     (142,990 )
                                                               -----------     ----------     ------------   ------------

Net Income                                                       $210,734       $620,805       $1,211,631     $1,283,411
                                                               ===========     ==========     ============   ============

Allocation of Net Income:
    General partners                                           $      179       $  6,060       $    6,534     $   10,548
    Limited partners                                              210,555        614,745        1,205,097      1,272,863
                                                               -----------     ----------     ------------   ------------

                                                                 $210,734       $620,805       $1,211,631     $1,283,411
                                                               ===========     ==========     ============   ============

Net Income Per Limited Partner Unit                            $     4.21       $  12.29       $    24.10     $    25.46
                                                               ===========     ==========     ============   ============

Weighted Average Number of Limited
    Partner Units Outstanding                                      50,000         50,000           50,000         50,000
                                                               ===========     ==========     ============   ============

                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                  Nine Months Ended                Year Ended
                                                                    September 30,                  December 31,
                                                                         1998                         1997
                                                              ---------------------------        ----------------
  General partners:
      Beginning balance                                              $     493,982                $     376,173
      Contributions                                                             --                      106,000
      Net income                                                             6,534                       11,809
                                                                   ----------------              ---------------
                                                                           500,516                      493,982
                                                                   ----------------              ---------------

  Limited partners:
      Beginning balance                                                 18,026,552                   18,606,446
      Net income                                                         1,205,097                    1,720,106
      Distributions ($66.77 and
         $46.00 per limited partner
         unit, respectively)                                            (3,338,327 )                 (2,300,000 )
                                                                   ----------------              ---------------
                                                                        15,893,322                   18,026,552
                                                                   ----------------              ---------------

  Total partners' capital                                              $16,393,838                  $18,520,534
                                                                   ================              ===============

                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  1,230,725            $  1,297,828
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                        2,125,220               4,082,166
         Additions to land and buildings on
             operating leases                                             (125,000 )              (120,365 )
         Investment in joint venture                                      (713,480 )                    --
         Collections on mortgage notes receivable                           15,757                   5,503
         Increase in restricted cash                                            --              (2,487,115 )
                                                                   ----------------         ---------------
                Net cash provided by investing
                   activities                                            1,302,497               1,480,189
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (3,413,327 )            (1,725,000 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (3,413,327 )            (1,725,000 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                            (880,105 )             1,053,017

Cash and Cash Equivalents at Beginning
   of Period                                                             1,361,290                 362,922
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                            $     481,185            $  1,415,939
                                                                   ================         ===============

                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                 CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Supplemental Schedule of Non-Cash
    Investing and Financing Activities:

       Net investment  in  direct financing
          lease reclassified to land and
          building on operating lease as a
          result of lease termination                               $      530,498           $          --
                                                                   ================        ================

       Deferred real estate disposition fees
          incurred and unpaid at end of period                      $       65,400           $          --
                                                                   ================        ================

       Distributions declared and unpaid at
          end of period                                              $     500,000           $     575,000
                                                                   ================        ================


                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                             September 30,           December 31,
                                                                                  1998                   1997
                                                                           -------------------    -------------------
                       Land                                                    $  5,340,524          $  6,069,665
                       Buildings                                                  7,869,209             8,546,530
                                                                           -----------------      ----------------
                                                                                 13,209,733            14,616,195
                       Less accumulated depreciation                             (1,830,220 )          (1,944,358 )
                                                                           -----------------      ----------------
                                                                                 11,379,513            12,671,837
                       Less allowance for loss on land
                           and buildings                                           (523,835 )            (250,694 )
                                                                           -----------------      ----------------

                                                                                $10,855,678           $12,421,143
                                                                           =================      ================


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


2.       Land and Buildings on Operating Leases - Continued:

         During the nine months ended September 30, 1998, the Partnership sold its properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds of
         $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These properties were originally acquired by the Partnership in 1988 and 1989 and had costs totaling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $333,900 in excess of their original purchase prices. In connection with the sale of the properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400 (see
         Note 6).

         As of December 31, 1997, the Partnership had established an allowance for loss on land and buildings of $250,694, for financial reporting purposes, relating to the properties in Belding, Michigan and Lebanon, New Hampshire. During the nine months ended September 30, 1998, the Partnership increased the allowance by $152,633 for the property in Belding, Michigan. In addition, during the nine months ended September 30, 1998, the Partnership established an allowance for loss on land and building of $120,508, relating to the property located in Daleville, Indiana. The allowances represent the difference between the net carrying values of the properties at September 30, 1998 and current estimates of net realizable values for these properties.

3.        Net Investment in Direct Financing Leases:

         During the nine months ended September 30, 1998, the Partnership terminated its lease with the tenant of the property in Daleville, Indiana. As a result, the Partnership reclassified these assets from net investment in direct financing lease to land and building on operating lease. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing lease was recorded for financial reporting purposes.

4.       Investment in Joint Ventures:

         In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. As of September 30, 1998, the Partnership had contributed $713,480 to purchase land and pay for construction relating to the joint venture. As of September 30, 1998, the Partnership has agreed to contribute approximately $40,900 in additional construction costs to the joint venture. When construction is completed, the Partnership

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


4.       Investment in Joint Ventures - Continued:

         will have an approximate 53 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         The following presents the combined, condensed financial information for all of the Partnership's joint ventures and properties held as tenants-in-common at:

                                                                             September 30,             December 31,
                                                                                  1998                     1997
                                                                           -------------------      -------------------
                   Land and buildings on operating
                       leases, less accumulated depreciation                      $4,817,939                $4,277,972
                   Net investment in direct financing
                       leases                                                        802,097                        --
                   Cash                                                               14,653                    24,994
                   Receivables                                                           527                     4,417
                   Prepaid expenses                                                      458                       270
                   Accrued rental income                                              97,074                    68,819
                   Liabilities                                                       105,316                     1,250
                   Partners' capital                                               5,627,432                 4,375,222
                   Revenues                                                          386,391                   151,242
                   Net income                                                        305,686                   121,605

         The Partnership recognized income totaling $112,418 and $33,549 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, $40,315 and $11,144 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

5.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return") on a cumulative basis.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


5.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with the 10% Preferred Return, on a cumulative basis, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During  the  nine  months  ended  September  30,  1998  and  1997,  the
         Partnership declared distributions to the limited partners of $3,338,327 and $1,725,000, respectively, ($500,000 and $575,000 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions for the nine months ended September 30, 1998 and 1997, of $66.77 and $34.50 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of the properties in Tampa and Port Orange, Florida. This amount was applied toward the limited partners' cumulative 10% Preferred Return. No distributions have been made to the general partners to date.

6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate cumulative 10% Preferred Return, plus their adjusted capital contributions. For the nine months ended September 30, 1998, the Partnership incurred $65,400 in deferred, subordinated, real estate disposition fees as a result of the sale of properties (see Note 2). No deferred, subordinated, real estate disposition fees were incurred for the nine months ended September 30, 1997.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


7.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental, earned and interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common), for at least one of the nine months ended September 30:

                                                         1998              1997
                                                     -------------     -------------
                   Golden Corral Corporation             $146,633          $146,633
                   Slaymaker Group, Inc.                  139,005                --
                   DenAmerica, Inc.                        95,713           127,484
                   Shoney's, Inc.                          83,051           180,044
                   Tampa Foods, L.P.                       70,219           133,923

         In addition, the following schedule presents total rental, earned and interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned income and interest income from its properties (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common) and mortgage notes for at least one of the nine months ended September 30:

                                                              1998                   1997
                                                          -------------          -------------
                   Golden Corral Family Steakhouse
                        Restaurants                           $146,633               $146,633
                   Tony Roma's Famous for Ribs                 139,005                     --
                   Wendy's Old Fashioned
                        Hamburger Restaurants                  128,616                193,319
                   Denny's                                     103,736                228,498
                   Perkins                                      77,728                280,805

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 28 Properties which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,230,725 and $1,297,828, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In July 1997, the Partnership entered into a new lease for the Property in Connersville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, during the nine months ended September 30, 1998, the Partnership paid $125,000 in renovation costs, which had been incurred and accrued as construction costs payable at December 31, 1997.

         During the nine months ended September 30, 1998, the Partnership sold its Properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds of $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1988 and 1989 and had costs totaling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $333,900 in excess of their original purchase prices. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400. The Partnership distributed $1,838,327 of the net sales proceeds from the 1997 and 1998 sales of the Properties in Tampa and Port Orange, Florida, respectively, as a special distribution to the limited partners in April 1998. In addition, in May 1998, the Partnership contributed the remainder of the net sales proceeds from the sale of the Property in Tyler, Texas in a joint venture arrangement as described below. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale of the Properties in Port Orange, Florida and Tyler, Texas. The Partnership will use the remaining net sales proceeds to fund additional amounts to RTO Joint Venture, as described below, and to meet the Partnership's working capital and other Partnership's purposes.

         As described above, in May 1998, the Partnership entered into a joint venture, RTO Joint Venture, a joint venture with an affiliate of the general partners, to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $713,480 to purchase land and pay for construction relating to the joint venture. As of September 30, 1998, the Partnership has agreed to contribute approximately $40,900 in construction costs to the joint venture. When construction is completed, the Partnership expects to have an approximate 53 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $481,185 invested in such short-term investments as compared to $1,361,290 at December 31, 1997. The decrease in cash and cash equivalents is primarily attributable to the fact that the Partnership distributed amounts held at December 31, 1997 relating to the net sales proceeds received from the 1997 sale of the Property in Tampa, Florida, as a special distribution to the limited partners during the nine months ended September 30, 1998, as described below. The funds remaining at September 30, 1998, will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership decreased to $771,412 at September 30, 1998, from $974,967 at December 31, 1997, partially due to a decrease in construction costs payable as a result of the payment during the nine months ended September 30, 1998, of construction costs accrued at December 31, 1997, for renovation costs relating to the Partnership's Property located in Connorsville, Indiana, as described above. The decrease in liabilities is also partially attributable to a decrease in distributions payable to the limited partners at September 30, 1998 as compared to December 31, 1997. Total liabilities at September 30, 1998, to the extent they exceed cash and cash equivalents at September 30, 1998, will be paid from future cash from operations.

         Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, proceeds received from the sales of Properties, the Partnership declared distributions to limited partners of $3,338,327 and $1,725,000 for the nine months ended September 30, 1998 and 1997, respectively ($500,000 and $575,000 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions for the nine months ended September 30, 1998 and 1997 of $66.77 and $34.50 per unit, respectively ($10.00 and $11.50 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $1,838,327 as a result of the distribution of net sales proceeds from the sale of Properties, as described above. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter and nine months ended September 30, 1998. No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 26 wholly owned Properties (including six Properties which were sold during 1997) and during the nine months ended September 30, 1998, the Partnership and CNL/Longacre Joint Venture owned and leased 25 wholly owned Properties (including two Properties sold in 1998), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership and CNL/Longacre Joint Venture earned $1,028,589 and $1,160,634, respectively, in rental income from operating leases and earned income from direct financing leases, $338,068 and $378,168 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. Rental and earned income decreased approximately $142,600 and $481,600 during the quarter and nine months ended September 30, 1998, respectively, as compared to the quarter and nine months ended September 30, 1997, as a result of the sales of Properties during 1997 and 1998. The decrease in rental and earned income was partially offset by an increase of approximately $81,200 and $243,600 during the quarter and nine months ended September 30, 1998, respectively, due to the reinvestment of a portion of net sales proceeds from the 1997 sales, in two Properties in Houston, Texas and Sandy, Utah, in November 1997 and December 1997, respectively.

         The decrease in rental income was partially offset by the fact that during the nine months ended September 30, 1997, the Partnership increased its allowance for doubtful accounts for the Properties located in Connorsville and Richmond, Indiana, due to financial difficulties the tenant was experiencing. No such allowance was established during the nine months ended September 30, 1998, due to the fact that the Partnership re-leased the Property located in Connorsville, Indiana, to a new tenant for which rent commenced subsequent to September 30, 1997 and sold the Property located in Richmond, Indiana in November 1997.

         Rental and earned income also decreased during the quarter and nine months ended September 30, 1998, by approximately $9,000 and $26,300, respectively, due to the fact that in August 1998, the Partnership retroactively terminated the lease with the tenant of the Property in Daleville, Indiana. The Partnership is currently seeking a new tenant or purchaser for this Property. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale is reinvested in an additional Property.

         Rental and earned income during the nine months ended September 30, 1998 and 1997, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding, Michigan, and Lebanon, New Hampshire. The general partners are currently seeking purchasers or new tenants for these Properties. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases for these Properties or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         For the nine months ended September 30, 1998 and 1997, the Partnership also earned $33,412 and $68,056, respectively, in contingent rental income, $10,084 and $15,404 which were earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to Property sales during 1997 and 1998 and decreases in restaurant sales of Properties, the leases of which require the payment of contingent rental income.

         During the nine months ended September 30, 1997, the Partnership owned and leased two Properties indirectly through other joint venture arrangements. During the nine months ended September 30, 1998, the Partnership owned and leased two Properties as tenants-in-common with affiliates of the general partners and three Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $112,418 and $33,549, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer, $40,315 and $11,144 of which were earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in net income earned by these joint ventures during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that subsequent to September 30, 1997, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties in two Properties in Mesa, Arizona and Vancouver, Washington, with affiliates of the general partners as tenants-in-common and acquired an interest in RTO Joint Venture with an affiliate of the general partners, as described above in "Liquidity and Capital Resources."

         During at least one of the nine months ended September 30, 1998 and 1997, five lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation, Slaymaker Group, Inc., DenAmerica, Inc., Shoney's, Inc., and Tampa Foods, L.P., each contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture, the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures in which the Partnership is a co-venturer and Properties owned with affiliates as tenants-in-common). As of September 30, 1998, Golden Corral Corporation was the lessee under the leases relating to two restaurants, Slaymaker Group, Inc. was the lessee under a lease relating to one restaurant, DenAmerica, Inc. was the lessee under leases relating to two restaurants, Shoney's, Inc. was the lessee under the leases relating to two restaurants, and Tampa Foods, L.P. was the lessee under the leases relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, Slaymaker Group, Inc. and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. In addition, during at least one of the nine months ended September 30, 1998 and 1997, five restaurant chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), Tony Roma's Famous for Ribs Restaurant ("Tony Roma's"), Denny's, and Perkins each accounted for more than ten percent of the Partnership's total rental income. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral and Tony Roma's each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1998 and subsequent years. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

         Interest and other income was $223,647 and $227,320 for the nine months ended September 30, 1998 and 1997, respectively, $58,791 and $93,169 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in interest and other income during the quarter ended September 30, 1998, as compared to the quarter ended

September 30, 1997, is primarily attributable to interest earned on the sales proceeds received during the quarter ended September 30, 1997, from the 1997 sales of Properties which had not been reinvested as of September 30, 1997.

         Operating expenses, including depreciation expense, were $370,142 and $448,852 for the nine months ended September 30, 1998 and 1997, respectively, of which $120,809 and $150,248 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, was primarily attributable to a decrease in depreciation expense due to the sales of several Properties during 1997 and 1998.

         Due to the tenant defaults under the leases for the Properties in Belding, Michigan, and Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, expect to continue to incur operating expenses relating to such Properties until the Properties are sold or re-leased to new tenants.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, in August 1995 and October 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $2,621 and $758, during the nine months ended September 30, 1998 and 1997, respectively, $838 and $259 of which were recognized during the quarters ended September 30, 1998 and 1997, respectively.

         As a result of the sales of two Properties during the nine months ended September 30, 1998, as described above in "Liquidity and Capital Resources," the Partnership recognized total gains of $440,822 for financial reporting purposes. As a result of the sale of three Properties during the nine months ended September 30, 1997, the Partnership recognized a gain of $368,812 for financial reporting purposes, $266,817 of which was recognized during the quarter ended September 30, 1997.

         During the nine months ended September 30, 1997, the Partnership recorded an allowance for loss on land and building of $142,990 for financial reporting purposes, relating to the Property in Richmond, Indiana. The loss represented the difference between the Property's net carrying value at September 30, 1997 and the estimated net realizable value. This Property was sold in November 1997.

         In addition, during the quarter and nine months ended September 30, 1998, the Partnership established an allowance for loss on land and buildings of $120,508 and $273,141, respectively, for financial reporting purposes relating to the Properties in Daleville, Indiana and Belding, Michigan, respectively. The allowances represent the aggregate difference between the net carrying value at September 30, 1998 and the current estimated net realizable value at September 30, 1998 for each Property.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1998.


                     CNL INCOME FUND V, LTD.

                         By:  CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ James M. Seneff, Jr.
                                    -------------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /s/ Robert A. Bourne
                                    -------------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)