Form 10-K405
period 1998-12-31
CNL INCOME FUND V LTD
filed 1999-03-31
CIK 837985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes  X    No
                                      -----    -----

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted $100,000 in cash and a promissory note for the remaining sales price of the Property. During the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida, and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy, Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During the year ended December 31 1998, the Partnership also sold its Properties in Port Orange, Florida, and Tyler, Texas. The Partnership used a portion of the sales proceeds to enter into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same General Partners. As a result of the above transactions, the Partnership currently owns 25 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from seven to 20 years (the average being 18 years) and expire between 2001 and 2018. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $38,500 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property.

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

         In February 1994, the tenant of the Properties in Belding and South Haven, Michigan, defaulted under the terms of its leases and a new operator began occupying the Properties on a month-to-month basis for reduced rental amounts. The new operator ceased operations of the Belding and South Haven Properties in October 1994 and October 1995, respectively. In June 1997, the Partnership entered into an operating agreement with a new operator for the Property in South Haven, Michigan. In March 1998, the Partnership entered into a new lease for the South Haven Property with the former operator as tenant, to operate the Property. The lease terms of this Property are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section. The Partnership is currently seeking a replacement tenant or a purchaser for the Property in Belding, Michigan.

         In May 1998, the Partnership contributed a portion of the net sales proceeds from the sale of the Property in Tyler, Texas in a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same General Partners as described below in "Joint Venture Arrangements." The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first three paragraphs of this section.

         In August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana, due to financial difficulties the tenant is experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property.

         During 1994, the lease relating to the Property in New Castle, Indiana was amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendment provided for lower percentage rent breakpoints, as compared to the original lease agreement, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. This created rental payments under the amended lease that were equal to or greater than the original lease during the term of the lease. In accordance with a provision in the amendment, as a result of the former tenant assigning the lease to a new tenant during 1998, the rent under the assigned lease reverted back to those that were required under the original lease agreement.

Major Tenants

         During 1998, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental and mortgage interest income in 1999. In addition, two Restaurant Chains, Golden Corral and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1998 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         The   Partnership   has  entered  into  three  separate  joint  venture
arrangements, CNL/Longacre Joint Venture, Cocoa Joint Venture and Halls Joint Venture, to purchase and hold three Properties through such joint ventures. In May 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with affiliates of the General Partners, to construct and hold one Property. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations, and other liabilities of the joint ventures.

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

         In addition to the above joint venture agreements, in October and December 1997, the Partnership entered into separate agreements to hold a Property in Mesa, Arizona and a Property in Vancouver, Washington, respectively, as tenants-in-common with affiliates of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-venturer's percentage interest. The Partnership owns a 42.09% and 27.78% interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively.

         Net cash flow from operations of CNL/Longacre Joint Venture, Cocoa Joint Venture, Halls Joint Venture and RTO Joint Venture is distributed 66.5%, 43.0%, 48.9%, and 53.12%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

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

Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 25 Properties located in 13 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Slaymaker Group, Inc., leases one Tony Roma's restaurant pursuant to one lease, with an initial term of 20 years (expiring in 2017). The average minimum base annual rent for the lease is $167,500.

         Golden Corral Corporation leases two restaurants pursuant to two leases, each with an initial term of 12 to 15 years (expiring 2002 and 2004), and average minimum base annual rent of approximately $97,800 ($63,400 and $132,200, respectively).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 2,478 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                 1998 (1)                                  1997 (1)
                                   --------------------------------------    --------------------------------------
                                     High           Low         Average        High          Low          Average
                                   ---------     ----------    ----------    ---------    ----------     ----------
         First Quarter                 $475           $475          $475         $500          $422           $468
         Second Quarter                 (2)            (2)           (2)          430           375            403
         Third Quarter                  500            390           447          462           385            433
         Fourth Quarter                 450            380           414          500           438            457


(1) A total of 168 and 324 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,838,327 and $2,300,000, respectively, to the Limited Partners. Distributions during 1998 included a special distribution of $1,838,327, as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of Properties in Tampa and Port Orange, Florida. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                   Quarter Ended               1998               1997
               ----------------------      --------------     -------------

               March 31                       $2,338,327          $575,000
               June 30                           500,000           575,000
               September 30                      500,000           575,000
               December 31                       500,000           575,000


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data



                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------

Year ended December 31:
     Revenues (1)                        $2,024,231     $2,147,770    $ 2,279,880       $2,314,818      $2,354,981
     Net income (2)                       1,544,895      1,731,915       1,428,159       1,679,820       1,743,029
     Cash distributions
         declared (3)                     3,838,327      2,300,000       2,300,000       2,300,000       2,300,000
     Net income per Unit (2)                  30.70          34.40           28.31           33.26           34.51
     Cash distributions declared
         Per Unit (3)                         76.77          46.00           46.00           46.00           46.00

At December 31:
     Total assets                       $17,135,485    $19,718,430    $ 20,133,002    $ 20,760,182     $21,299,865
     Partners' capital                   16,227,102     18,520,534      18,982,619      19,694,760      20,283,440



(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in income or loss of the consolidated joint venture.

(2) Net income for the year ended December 31, 1998 includes $469,613 from gains on the sales of land and buildings, $25,500 from a loss on sale of land and building and $403,157 for a provision for loss on land and building. Net income for the year ended December 31, 1997, includes $550,878 from gains on the sales of land and buildings, $141,567 from a loss on the sale of land and building and $250,694 for a provision for loss on land and building. Net income for the year ended December 31, 1996, includes $19,369 from the gains on sale of land and buildings and $239,525 for a provision for loss on land and buildings. Net income for the year ended December 31, 1995, includes $5,924 from a gain on sale of land and building.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,838,327 as a result of the distribution of net sales proceeds from the sales of Properties during 1997 and 1998.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 25 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         During the years ended December 31, 1998, 1997, and 1996, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,649,735, $1,813,231, and $2,103,745. The decrease in cash from operations during 1998 and 1997, each as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

         During the years ended December 31, 1997 and 1996, the Partnership received $106,000 and $159,700, respectively, in capital contributions from the corporate General Partner in connection with the operations of the Partnership. The General Partners have the right, but not the obligation, to make additional capital contributions, if they deem it appropriate, in connection with the operations of the Partnership.

         In October 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant for $1,150,000. In connection therewith, the Partnership received $100,000 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the Property, and is being collected in 12 monthly installments of interest only and thereafter in 168 equal monthly installments of principal and interest. This sale is also being accounted for under the installment sales method for financial reporting purposes; therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $2,157, $338, and $18,445 for financial reporting purposes for the years ended December 31, 1998, 1997, and 1996, respectively, and had a deferred gain in the amount of $181,308 and $183,465 at December 31, 1998 and 1997. The mortgage note receivable balance relating to this Property at December 31, 1998 and 1997, was $871,812 and $874,443, including accrued interest of $9,350 and $2,747, and net of the remaining deferred gain of $181,308 and $183,465. Payments collected under the mortgage note totalling $100,000 were used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The General Partners anticipate that payments collected under the mortgage note in the future will be reinvested in additional Properties or used for other Partnership purposes.

         In January 1997, the Partnership sold its Property in Franklin, Tennessee, to the tenant, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building of $169,463 as of December 31, 1996 relating to this Property, no loss was recognized during 1997 as a result of this sale. The Partnership used $360,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. In addition, in June 1997, the Partnership entered into an operating agreement for the Property located in South Haven, Michigan, with an operator to operate the Property as an Arby's restaurant. In connection therewith, the Partnership used approximately $120,400 of the net sales proceeds from the sale of the Property in Franklin, Tennessee, to fund conversion costs associated with the Arby's Property. In March 1998, the Partnership entered into a new lease for this Property with the former operator as tenant, to operate the Property as an Arby's. In December 1997, the Partnership reinvested approximately $244,800 of the net sales proceeds in a Property located in Sandy, Utah, and approximately $150,000 in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners, as described below. The Partnership intends to use the remaining net sales proceeds from the sale of the Property in Franklin, Tennessee to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes as a result of the former tenant's financial difficulties. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 1998 and 1997 included $25,783 and $37,099, respectively, of such amounts, including accrued interest of $1,802 in 1997. In July 1997, the Partnership entered into a new lease for the Property in Connorsville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership incurred $125,000 in renovation costs and paid these amounts during the year ended December 31, 1998.

         During 1997, the Partnership sold its Properties in Smyrna, Tennessee; Salem, New Hampshire; and Port St. Lucie and Tampa, Florida, for a total of $4,020,172 and received net sales proceeds totalling $3,925,876, resulting in a total gain of $549,516 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1989 and had a total cost of approximately $3,503,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for approximately $422,100 in excess of their original purchase prices. The Partnership used approximately $132,500 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and used the remaining net sales proceeds to acquire additional Properties and acquire Properties with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         During the year ended December 31, 1996, the Partnership established an allowance for the Property in Richmond, Indiana, in the amount of $70,062 which represented the difference between the Property's carrying value at December 31, 1996, and the estimate of net realizable value of the Property based on an anticipated sales price of this Property. In November 1997, the Partnership sold this Property to a third party for $400,000 and received net sales proceeds of $385,179. As a result of this transaction, the Partnership recognized a loss of $141,567 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a Property as tenants-in-common with affiliates of the General Partners, as described below.

         During 1998, the Partnership sold its Properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds totalling $2,125,220, resulting in a total gain of $466,322 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1988 and 1989 and had costs totaling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $333,900 in excess of their original purchase prices. In addition, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400 relating to the sales of the Properties for which net sales proceeds were not reinvested in additional Properties. The Partnership distributed $1,838,327 of the net sales proceeds from the 1997 and 1998 sales of the properties in Tampa, Florida, as described above, and Port Orange, Florida, as a special distribution to the limited partners in April 1998. In addition, in May 1998, the Partnership contributed the net sales proceeds from the sale of the Property in Tyler, Texas in a joint venture arrangement as described below. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners).

         As described above, in May 1998, the Partnership entered into a joint venture, RTO Joint Venture, a joint venture with an affiliate of the general partners, to construct and hold one restaurant Property. As of December 31, 1998, the Partnership had contributed $766,746 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership holds a 53.12% interest in the profits and losses of the joint venture.

         In January 1999, the Partnership received notice from the tenant of its Properties in Endicott and Ithaca, New York, that it intends to exercise its option to purchase the Properties in accordance with the terms of its lease agreements; however, as of March 11, 1999, the sales had not occurred.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $352,648 invested in such short-term investments as compared to $1,361,290 at December 31, 1997. The decrease in cash and cash equivalents during 1998, is primarily attributable to the fact that the Partnership distributed amounts held at December 31, 1997 relating to the net sales proceeds received from the 1997 sale of the Property in Tampa, Florida, as a special distribution to the Limited Partners during 1998, as described below. The funds remaining at December 31, 1998, will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes, as described above.

         During 1998, 1997, and 1996, affiliates of the General Partners incurred on behalf of the Partnership $79,438, $77,353, and $113,560, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $128,548 and $109,367, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during 1998 and 1997, the Partnership had incurred $65,400 and $34,500, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Properties in St. Cloud, Port Orange, and Tampa, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $524,019 at December 31, 1998, from $831,100 at December 31, 1997, partially due to a decrease in construction costs payable as a result of the payment during 1998, of construction costs accrued at December 31, 1997 for renovation costs relating to the Partnership's Property located in Connorsville, Indiana, as described above. The decrease in liabilities is also partially attributable to a decrease in distributions payable to the Limited Partners at December 31, 1998 and a decrease in accrued real estate tax expense relating to the Properties in Belding and South Haven, Michigan at December 31, 1998. Liabilities at December 31, 1998, to the extent they exceed cash and cash equivalents, at December 31, 1998, will be paid from future cash from operations, from amounts collected under the mortgage notes described above or, in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

         Based on current and anticipated future cash from operations, and for the years ended December 31, 1998 and 1997, a portion of the sales proceeds received from the sales of the Properties, and for the years ended December 31, 1997 and 1996, additional capital contributions from the General Partners, the Partnership declared distributions to the Limited Partners of $3,838,327, $2,300,000, and $2,300,000 for the years ended December 31, 1998, 1997, and
1996, respectively. This represents distributions of $77, $46, and $46 per Unit for the years ended December 31, 1998, 1997, and 1996, respectively. Distributions for 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of Properties in Tampa and Port Orange, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. In deciding whether to sell Properties, the General Partners considered factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases of the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,049,031 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,212,956 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996, the Partnership and its consolidated joint venture, CNL/Long Acre Joint Venture, owned and leased 26 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996), during 1997, the Partnership owned 27 wholly owned Properties (including six Properties, which were sold during the year ended December 31, 1997) and during 1998, the Partnership owned 21 wholly owned Properties (including two Properties, which were sold during 1998). In addition, during 1998, 1997, and 1996, the Partnership and its consolidated joint venture, CNL/Long Acre Joint Venture, was a co-venturer in three separate joint ventures that each owned and leased one Property. During 1997, the Partnership and its consolidated joint venture, CNL/Long Acre Joint Venture, owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. In addition, during 1998, the Partnership and its consolidated joint venture, CNL/Long Acre Joint Venture, was also a co-venturer in a joint venture that owns one Property. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 22 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $38,500 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2.
Properties, respectively.

         During  the  years  ended  December  31,  1998,  1997,  and  1996,  the
Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, earned $1,367,303, $1,500,967, and $1,931,573, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 1998 and 1997, each as compared to the previous year, was partially attributable to a decrease of approximately $506,900 and $322,300, respectively, as a result of the sale of several Properties, as described above in "Liquidity and Capital Resources." During 1998 and 1997, the decrease in rental income was partially offset by increases of approximately $299,900 and $24,700 due to the reinvestment of net sales proceeds in various Properties during 1998 and 1997, as described above in "Liquidity and Capital Resources".

         Rental and earned income also decreased during 1998, as compared to 1997 and 1996, by approximately $39,100, due to the fact that in August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana due to financial difficulties the tenant is experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale is reinvested in an additional Property.

         The decrease in rental and earned income during 1998, as compared to 1997, was partially offset by, and the decrease in 1997, as compared to 1996, was partially attributable to the Partnership increasing its allowance for doubtful accounts during 1997, by approximately $57,700 for rental and other amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. Rental and earned income decreased by approximately $79,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of these Properties in June 1997 and the General Partners agreed that they will cease collection efforts on past due rental amounts once the former tenant of these Properties pays all amounts due under the promissory note for past due real estate taxes described above in "Liquidity and Capital Resources." No such allowance was established during 1998 due to the fact that the Partnership (i) re-leased the Property located in Connorsville, Indiana, to a new tenant who began operating the Property after it was renovated into an Arby's Property and (ii) sold the Property located in Richmond, Indiana, in November 1997, as described above in "Liquidity and Capital Resources."

         In October 1995, the tenant ceased operations of the Property in South Haven, Michigan. In connection therewith, in June 1997, the Partnership incurred renovation costs to convert the Property into an Arby's restaurant and entered into an operating agreement. In March 1998, the Partnership entered into a new lease for this Property, as described above in "Liquidity and Capital Resources," and earned approximately $40,200 and $5,100 in rental income during 1998 and 1997, respectively.

         Rental and earned income in 1998, 1997, and 1996, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income from the Properties in Belding, Michigan and Lebanon, New Hampshire, as a result of the tenants defaulting under the terms of their leases and ceasing operations of the restaurants on the Properties during 1995. The General Partners are currently seeking either new tenants or purchasers for these Properties. Rental and earned income for 1999 is expected to remain at reduced amounts until such time as the Partnership executes new leases for these Properties or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         For the years ended December 31, 1998, 1997, and 1996, the Partnership earned $133,179, $233,663, and $130,167, respectively, in contingent rental income. The decrease in contingent rental income during 1998, as compared to 1997, is partially attributable to, and the increase in contingent rental income during 1997, as compared to 1996, is primarily due to, amounts collected which represented a percentage of the net operating income generated by the restaurant under the operating agreement with the new operator of the Property located in South Haven, Michigan. In March 1998, the Partnership entered into a new lease for the Property in South Haven, Michigan, with this operator. The decrease during 1998, as compared to 1997, is also partially attributable to sales of Properties, whose leases required the payment of contingent rents.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $282,795, $302,503, and $147,804, respectively, in interest and other income. The increase in interest income during 1997, as compared to 1996, was primarily attributable to the interest earned on the mortgage note receivable accepted in connection with the sale of the Property in St. Cloud, Florida in October 1996. In addition, interest income increased during 1997 due to interest earned on the net sales proceeds received relating to the sales of several Properties.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $173,941, $56,015, and $46,452, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that during 1998, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties in a Property with affiliates of the General Partners, as tenants-in-common and acquired an interest in RTO Joint Venture with an affiliate of the General Partners, as described above in "Liquidity and Capital Resources." The increase in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to the fact that in October 1997, the Partnership acquired an interest in a Property with affiliates as tenants-in-common, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998 Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental and mortgage interest income during 1999. In addition, two Restaurant Chains, Golden Corral and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income during 1998, (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $520,292, $574,472, and $631,565 for the years ended December 31, 1998,
1997, and 1996, respectively. The decrease in operating expenses during 1998 and 1997, each as compared to the previous year, was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1998, 1997, and 1996, as described above in "Liquidity and Capital Resources." The decrease in operating expenses during 1998, as compared to 1997, is partially offset by the fact that the Partnership incurred $14,644 in transaction costs related to the General Partner's retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         Due to the tenant defaults under the leases for the Properties in Belding, Michigan; Daleville, Indiana, and Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, expect to continue to incur operating expenses relating to such Properties until the Properties are sold or re-leased to new tenants.

         In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1997 and 1996, respectively, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain for financial reporting purposes of $3,291, $1,362, and $19,369 for the years ended December 31, 1998, 1997, and 1996, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gain on the sales was deferred and is being recognized as income proportionately as payments under the mortgage notes are collected. Therefore, the balance of the deferred gain of $319,866 at December 31, 1998, will be recognized as income in future periods as payments are collected. For federal income tax purposes, gains of approximately $194,100 and $136,900 from the sale of the Properties in St. Cloud, Florida, and Myrtle Beach, South Carolina, respectively, were also deferred and are being recognized as payments under the mortgage notes are collected.

         As a result of the sales of several Properties as described above in "Liquidity and Capital Resources," the Partnership recognized gains totalling $440,822 and $549,516 during 1998 and 1997, respectively, for financial reporting purposes. The gains for 1997, were partially offset by a loss of $141,567 for financial reporting purposes, resulting from the November 1997 sale of the Property in Richmond, Indiana, as described above in "Liquidity and Capital Resources."

         During 1998 and 1997, the Partnership established allowances for loss on land and buildings of $403,157 and $250,694, respectively, for financial reporting purposes, relating to Properties which became vacant and for which the Partnership has not successfully re-leased. The allowances represent the difference between the net carrying value at December 31, 1998 and 1997, and their current estimated net realizable values.

         At December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $169,463 for its Property in Franklin, Tennessee, for financial reporting purposes. The allowance represented the difference between (i) the Property's carrying value at December 31, 1996, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) $960,741 received as net sales proceeds in conjunction with the sale of the Property in January 1997, as described above in "Liquidity and Capital Resources."

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

         The Partnership's leases as of December 31, 1998, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.

Interest Rate Risk

         The Partnership has provided fixed rate mortgage notes to borrowers. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1998 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                               Mortgage notes
                                                 Fixed Rates
                                              ------------------

                    1999                              $  26,987
                    2000                              1,042,574
                    2001                                 50,615
                    2002                                 56,332
                    2003                                 62,696
                    Thereafter                          810,777
                                              ------------------

                                                    $ 2,049,981
                                              ==================



Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk.


Item 8.   Financial Statements and Supplementary Data

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS







                                                                       Page
                                                                       ----

Report of Independent Accountants                                       17

Financial Statements:

  Balance Sheets                                                        18

  Statements of Income                                                  19

  Statements of Partners' Capital                                       20

  Statements of Cash Flows                                              21

  Notes to Financial Statements                                         23

                        Report of Independent Accountants



To the Partners
CNL Income Fund V, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 18, 1999, except for Note 12 for which the date is March 11, 1999.

                                               CNL INCOME FUND V, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------


                                                                                            December 31,
                                                                                   1998                      1997
                                                                             ------------------         ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land and buildings                                                 $10,660,128                $12,421,143
Net investment in direct financing leases                                            1,708,966                  2,277,481
Investment in joint ventures                                                         2,282,012                  1,558,709
Mortgage notes receivable, less deferred gain                                        1,748,060                  1,758,167
Cash and cash equivalents                                                              352,648                  1,361,290
Receivables, less allowance for doubtful
    accounts of $141,505 and $137,892                                                   87,490                    108,261
Prepaid expenses                                                                         1,872                      9,307
Accrued rental income                                                                  239,963                    169,726
Other assets                                                                            54,346                     54,346
                                                                             ------------------         -----------------

                                                                                   $17,135,485                $19,718,430
                                                                             ==================         =================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                     $   7,546                 $   24,229
Accrued construction costs payable                                                          --                    125,000
Accrued and escrowed real estate
    taxes payable                                                                       10,361                     93,392
Distributions payable                                                                  500,000                    575,000
Due to related parties                                                                 228,448                    143,867
Rents paid in advance and deposits                                                       6,112                     13,479
                                                                             ------------------         -----------------
       Total liabilities                                                               752,467                    974,967

Minority interest                                                                      155,916                    222,929

Partners' capital                                                                   16,227,102                 18,520,534
                                                                             ------------------         -----------------

                                                                                   $17,135,485                $19,718,430
                                                                             ==================         =================



                 See accompanying notes to financial statements.




                                               CNL INCOME FUND V, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME

                                                                                   Year Ended December 31,
                                                                       1998                 1997                 1996
                                                                   --------------      ---------------      ---------------
Revenues:
    Rental income from operating leases                             $  1,168,301         $  1,343,833         $  1,746,021
    Earned income from direct financing leases                           199,002              157,134              185,552
    Contingent rental income                                             133,179              233,663              130,167
    Interest and other income                                            282,795              302,503              147,804
                                                                   --------------      ---------------      ---------------
                                                                       1,783,277            2,037,133            2,209,544
                                                                   --------------      ---------------      ---------------

Expenses:
    General operating and administrative                                 166,878              166,346              178,991
    Professional services                                                 20,542               23,172               22,605
    Bad debt expense                                                       5,882                9,007                   --
    Real estate taxes                                                     35,434               39,619               40,711
    State and other taxes                                                  9,658               11,897               12,492
    Depreciation and amortization                                        267,254              324,431              376,766
    Transaction costs                                                     14,644                   --                   --
                                                                   --------------      ---------------      ---------------
                                                                         520,292              574,472              631,565
                                                                   --------------      ---------------      ---------------

Income Before Minority Interest in Loss of Consolidated
    Joint Venture, Equity in Earnings Of Unconsolidated
    Joint Ventures, Gain on Sale of Land and Buildings and
    Provision for Loss on Land and Buildings                           1,262,985            1,462,661            1,577,979

Minority interest in Loss of Consolidated Joint Venture                   67,013               54,622               23,884

Equity in Earnings of Unconsolidated Joint Ventures                      173,941               56,015               46,452

Gain on Sale of Land and Buildings                                       444,113              409,311               19,369

Provision for Loss on Land and  Buildings                               (403,157 )          (250,694)            (239,525)
                                                                   --------------      ---------------      ---------------

Net Income                                                          $  1,544,895         $  1,731,915         $  1,428,159
                                                                   ==============      ===============      ===============

Allocation of Net Income:
    General partners                                                  $    9,748          $    11,809          $    12,513
    Limited partners                                                   1,535,147            1,720,106            1,415,646
                                                                   --------------      ---------------      ---------------

                                                                    $  1,544,895         $  1,731,915         $  1,428,159
                                                                   ==============      ===============      ===============

Net Income Per Limited Partner Unit                                   $    30.70           $    34.40           $    28.31
                                                                   ==============      ===============      ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                     50,000               50,000               50,000
                                                                   ==============      ===============      ===============




                 See accompanying notes to financial statements.




                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997 and 1996


                                             General Partners                                  Limited Partners
                                       -------------------------  ------------------------------------------------------------------
                                                     Accumulated                              Accumulated  Syndication
                                       Contributions  Earnings    Contributions Distributions   Earnings      Costs         Total
                                       ------------- -----------  ------------- ------------- -----------  ------------ ------------

Balance, December 31, 1995              $ 77,500      $ 126,460    $ 25,000,000 $(15,168,240) $12,524,040  $(2,865,000) $19,694,760

    Contributions from general partner   159,700             --              --           --           --           --      159,700
    Distributions to limited partners
       ($46 per limited partner unit)         --             --              --   (2,300,000)          --           --   (2,300,000)
    Net income                                --         12,513              --           --    1,415,646           --    1,428,159
                                       ---------   ------------   ------------- ------------  -----------   -----------  -----------

Balance, December 31, 1996               237,200        138,973      25,000,000  (17,468,240)  13,939,686   (2,865,000)  18,982,619

    Contributions from general partner   106,000             --              --           --           --           --      106,000
    Distributions to limited partners
       ($46 per limited partner unit)         --             --              --   (2,300,000)          --           --   (2,300,000)
    Net income                                --         11,809              --           --    1,720,106           --    1,731,915
                                       ---------   ------------   ------------- ------------  -----------   -----------   ----------

Balance, December 31, 1997               343,200        150,782      25,000,000  (19,768,240)  15,659,792    (2,865,000) 18,520,534

    Distributions to limited partners
       ($77 per limited partner unit)         --             --              --   (3,838,327)          --            --  (3,838,327)
    Net income                                --          9,748              --           --    1,535,147            --   1,544,895
                                       ---------   ------------   ------------- ------------  -----------   ------------ -----------

Balance, December 31, 1998             $ 343,200    $   160,530    $ 25,000,000 $(23,606,567) $17,194,939    $(2,865,000)$16,227,102
                                       =========   ============   ============= ============  ===========   ============ ===========




                                See accompanying notes to financial statements.




                                              CNL INCOME FUND V, LTD.
                                          (A Florida Limited Partnership)

                                             STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                  1998                  1997                 1996
                                                             ----------------      ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                             $  1,490,412         $  1,771,467         $  2,083,722
         Distributions from unconsolidated joint
             ventures                                                215,839               53,176               53,782
         Cash paid for expenses                                     (331,363 )           (305,341  )          (161,730 )
         Interest received                                           274,847              293,929              127,971
                                                             ----------------      ----------------     ---------------
             Net cash provided by operating activities             1,649,735            1,813,231            2,103,745
                                                             ----------------      ----------------     ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                  2,125,220            5,271,796              100,000
         Additions to land and buildings on operating
             leases                                                 (125,000 )         (1,900,790  )                --
         Investment in direct financing leases                            --             (911,072  )                --
         Investment in joint ventures                               (765,201 )         (1,090,062  )                --
         Collections on mortgage notes receivable                     19,931                9,265                6,712
         Other                                                            --                   --              (26,287 )
                                                             ----------------      ----------------     ---------------
             Net cash provided by investing activities             1,254,950            1,379,137               80,425
                                                             ----------------      ----------------     ---------------

      Cash Flows from Financing Activities:
         Contributions from general partner                               --              106,000              159,700
         Distributions to limited partners                        (3,913,327 )         (2,300,000  )        (2,300,000 )
                                                             ----------------      ----------------     ---------------
             Net cash used in financing activities                (3,913,327 )         (2,194,000  )        (2,140,300 )
                                                             ----------------      ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                    (1,008,642 )            998,368               43,870

Cash and Cash Equivalents at Beginning of Year                     1,361,290              362,922              319,052
                                                             ----------------      ----------------     ---------------

Cash and Cash Equivalents at End of Year                         $   352,648         $  1,361,290          $   362,922
                                                             ================      ================     ===============







                 See accompanying notes to financial statements.




                                               CNL INCOME FUND V, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Year Ended December 31,
                                                                    1998                1997             1996
                                                                 -------------      -------------    --------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                   $1,544,895         $1,731,915        $1,428,159
                                                                 -------------      -------------    --------------
      Adjustments to  reconcile  net income to
        net cash  provided  by  operating
         activities:
             Bad debt expense                                           5,882              9,007                --
             Depreciation                                             267,254            324,431           376,766
             Minority interest in loss of consolidated
                joint venture                                         (67,013 )          (54,622 )         (23,884 )
             Equity in earnings of unconsolidated
                joint ventures, net of distributions                   41,898             (2,839 )           7,330
             Gain on sale of land and buildings                      (444,113 )         (409,311 )         (19,369 )
             Provisions for loss on land and buildings                403,157            250,694           239,525
             Decrease in net investment in direct
                financing leases                                       38,017             42,682            46,387
             Decrease (increase) in accrued interest
                on mortgage note receivable                            (6,533 )            6,788            (9,414 )
             Decrease (increase) in receivables                        17,333            (43,006 )          10,270
             Decrease in prepaid expenses                               7,435              1,109             1,505
             Increase in accrued rental income                        (70,237 )          (19,527 )         (27,875 )
             Increase (decrease) in accounts
                payable and accrued expenses                         (100,554 )          (12,509 )          32,032
             Increase   (decrease)  in  due  to  related               19,181            (13,322 )          59,945
                parties
             Increase   (decrease)   in  rents  paid  in
                advance                                                (6,867 )            1,741           (17,632 )
                and deposits
                                                                 -------------      -------------    --------------
                   Total adjustments                                  104,840             81,316           675,586
                                                                 -------------      -------------    --------------

Net Cash Provided by Operating Activities                          $1,649,735         $1,813,231       $ 2,103,745
                                                                 =============      =============    ==============

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

      Mortgage note accepted in connection with
         sale of land and buildings                                   $    --            $    --       $ 1,057,299
                                                                 =============      =============    ==============

      Deferred real estate disposition fees incurred and
         unpaid at end of year                                      $  65,400            $    --         $  34,500
                                                                 =============      =============    ==============

      Distributions declared and unpaid at December 31              $ 500,000          $ 575,000        $  575,000
                                                                 =============      =============    ==============




                 See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         The Partnership accounts for its interest in Cocoa Joint Venture, Halls Joint Venture, RTO Joint Venture and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                              1998                1997
                                         --------------     -----------------

          Land                             $ 5,352,136           $ 6,069,665
          Buildings                          7,857,598             8,546,530
                                         --------------     -----------------
                                            13,209,734            14,616,195

          Less accumulated depreciation     (1,895,755 )          (1,944,358 )
                                         --------------     -----------------
                                            11,313,979            12,671,837
          Less allowance for loss on
              land and buildings              (653,851 )            (250,694 )
                                         --------------     -----------------

                                           $10,660,128           $12,421,143
                                         ==============     =================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In January 1997, the Partnership sold its property in Franklin, Tennessee, to the tenant for $980,000 and received net sales proceeds of $960,741. Since the Partnership had established an allowance for loss on land and building as of December 31, 1996, no loss was recognized during 1997 as a result of the sale. The Partnership used $360,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners.

         In June 1997, the Partnership entered into an operating agreement for the property located in South Haven, Michigan, with an operator to operate the property as an Arby's restaurant. In connection therewith, the Partnership used approximately $120,400 of the net sales proceeds from the sale of the property in Franklin, Tennessee, for conversion costs associated with the Arby's property. The Partnership reinvested the majority of the remaining net sales proceeds in additional properties.

         During 1997, the Partnership sold its properties in Salem, New Hampshire; Port St. Lucie, Florida; and Tampa, Florida for a total of $3,365,172 and received net sales proceeds totalling $3,291,566 resulting in a total gain of $447,521 for financial reporting purposes. These properties were originally acquired by the Partnership in 1989 and had total costs of approximately $2,934,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the properties for approximately $357,300 in excess of their original purchase prices. The Partnership reinvested the majority of net sales proceeds in additional properties.

         In November 1997, the Partnership sold its property in Richmond, Indiana, to a third party for $400,000 and received net sales proceeds of $385,179. As a result of this transaction, the Partnership recognized a loss of $141,567 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a property located in Vancouver, Washington, as tenants-in-common with affiliates of the general partners (see Note 5).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         During the year ended December 31, 1998, the Partnership sold its properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds totalling
         $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These properties were originally acquired by the Partnership in 1988 and 1989 and had costs totaling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $333,900 in excess of their original purchase prices. In connection with the sale of the properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400 (see
         Note 10).

         In July 1997, the Partnership entered into a new lease for the property in Connorsville, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, during 1998, the Partnership paid $125,000 in renovation costs.

         In 1997, the Partnership established an allowance for loss on land and buildings of $250,694, for financial reporting purposes, relating to the properties in Belding, Michigan and Lebanon, New Hampshire. Due to the fact that the Partnership has not been able to successfully re-lease these properties, the Partnership increased the allowance by $155,612 for the property in Belding, Michigan, and $122,875 for the property in Lebanon, New Hampshire, owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture at December 31, 1998. In addition, at December 31, 1998, the Partnership established an allowance for loss on land and building of $124,670 relating to the property located in Daleville, Indiana, due to the fact that the tenant terminated the lease with the Partnership. The allowances represent the difference between the net carrying values of the properties at December 31, 1998 and current estimates of net realizable values for these properties.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997, and 1996, the Partnership recognized $70,237, $19,527, and $27,875, respectively, of such rental income.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:


         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                              $1,087,538
                2000                                               1,101,658
                2001                                               1,075,591
                2002                                                 987,031
                2003                                                 999,957
                Thereafter                                         8,250,965
                                                           ------------------

                                                                 $13,502,740
                                                           ==================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:


                                           1998               1997
                                        --------------    ---------------
           Minimum lease payments
               receivable                  $3,260,110         $4,213,033
           Estimated residual values          566,502            806,792
           Less unearned income            (2,117,646 )       (2,742,344 )
                                        --------------    ---------------

           Net investment in direct
            financing leases               $1,708,966         $2,277,481
                                        ==============    ===============

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                        $ 220,518
                2000                                          220,518
                2001                                          220,518
                2002                                          220,518
                2003                                          220,518
                Thereafter                                  2,157,520
                                                      ----------------

                                                           $3,260,110
                                                      ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         In May 1997, the Partnership sold its property in Smyrna, Tennessee, to a third party for $655,000 and received net sales proceeds of $634,310, resulting in a gain of $101,995 for financial reporting purposes. This property was originally acquired by the Partnership in March 1989 and had a cost of approximately $569,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $64,800 in excess of its original purchase price. The Partnership used approximately $82,500 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the limited partners. In addition, the Partnership reinvested the remaining net sales proceeds in additional properties as tenants-in-common with affiliates of the general partners.

         In June 1998, the Partnership terminated its lease with the tenant of the property in Daleville, Indiana. As a result, the Partnership reclassified these assets from net investment in direct financing lease to land and building on operating lease. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing lease was recorded for financial reporting purposes.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures:

         As of December 31, 1998, the Partnership had a 43 percent and a 48.9% interest in the profits and losses of Cocoa Joint Venture and Halls
         Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In October 1997, the Partnership used a portion of the net sales proceeds from the sale of the Property in Smyrna, Tennessee to acquire a property in Mesa, Arizona, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 42.09% interest in this property.

         In addition, in December 1997, the Partnership used some or all of the net sales proceeds from the sales of the Properties in Franklin, Tennessee; Richmond, Indiana, and Smyrna, Tennessee to acquire a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 27.78% interest in this property.

         In May, 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. Construction was completed and rent commenced in December 1998. As of December 31, 1998, the Partnership had contributed $766,746 to the joint venture. The Partnership holds a 53.12% interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with an affiliate.

         Cocoa Joint Venture, Halls Joint Venture, RTO Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                                               1998                 1997
                                                                          ---------------      ---------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                              $4,812,568           $4,277,972
                Net investment in direct financing
                    lease                                                        817,525                   --
                Cash                                                              17,992               24,994
                Receivables                                                        5,168                4,417
                Prepaid expenses                                                     458                  270
                Accrued rental income                                            112,279               68,819
                Liabilities                                                       46,398                1,250
                Partners' capital                                              5,719,592            4,375,222
                Revenues                                                         555,103              151,242
                Net income                                                       454,922              121,605


         The Partnership recognized income totaling $173,941, $56,015, and $46,452 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.       Mortgage Notes Receivable:

         In connection with the sale in 1995 of its property in Myrtle Beach, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, including interest, with a balloon payment of $991,332 due in July 2000. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $1,134, $1,024, and $924 for the years ended December 31, 1998, 1997, and 1996, respectively.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Mortgage Notes Receivable - Continued:

         In addition, in connection with the sale in 1996 of its property in St. Cloud, Florida, the Partnership accepted a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 that the Partnership financed on behalf of the tenant. The note is collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.75% per annum and was being collected in 12 monthly installments of interest only, and thereafter in 168 equal monthly installments of principal and interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $2,157, $338, and $18,445 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The mortgage  notes  receivable  consisted of the following at December
         31:


                                                                                    1998                 1997
                                                                              -----------------    -----------------

           Principal balance                                                         $2,049,981          $2,069,912
           Accrued interest receivable                                                   17,945              11,412
           Less deferred gains on sale of land and buildings                           (319,866)           (323,157 )
                                                                              -----------------    -----------------

                                                                                     $1,748,060          $1,758,167
                                                                              =================    =================


         The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1998 and 1997, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

7.       Receivables:

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes the Partnership had accrued as a result of the former tenant's financial difficul-ties. The promissory note is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 1998 and 1997, included $25,783 and $37,099, respectively of such amounts, including accrued interest of $1,802 in 1997.

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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners.

         Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Allocations and Distributions - Continued:

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the year ended December 31, 1998, the Partnership declared distributions to the limited partners of $3,838,327, and during each of the years ended December 31, 1997 and 1996, the Partnership distributed $2,300,000. Distributions for 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of the properties in Tampa and Port Orange, Florida. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:



                                                                    1998              1997             1996
                                                                --------------     ------------     ------------
               Net income for financial
                   reporting purposes                              $1,544,895       $1,731,915       $1,428,159

               Depreciation for tax reporting purposes
                   less than (in excess of) depreciation for
                   financial reporting purposes                        18,802          (23,618 )        (28,058 )

               Gain on disposition of land and buildings
                   for financial reporting purposes in
                   excess of gain for tax reporting purposes          (16,347 )       (354,648 )         (1,606 )

               Allowance for loss on land and  buildings              403,157          250,694          239,525

               Direct financing leases recorded as operating
                   leases for tax reporting purposes                   38,017           42,682           46,387

               Equity in earnings of unconsolidated
                   joint ventures for tax reporting purposes
                   in  excess  of  (less  than)   equity  in
               earnings
                   of unconsolidated joint ventures  for               10,795           (1,914 )         (1,900 )
                   financial reporting purposes

               Capitalization of transaction costs for tax
                   reporting purposes                                  14,644               --               --

               Allowance for doubtful accounts                          3,613          100,149           33,254

               Accrued rental income                                  (70,237 )        (19,527 )        (27,875 )

               Capitalization  of  administrative   expenses
               for tax                                                 22,990               --               --
                   reporting purposes

               Rents paid in advance                                   (6,867 )          1,241          (17,632 )

               Minority interest in temporary differences
                   of consolidated joint venture                      (84,622 )        (41,515 )           (343 )

               Other                                                    1,705           36,721               --
                                                                --------------     ------------     ------------

               Net income for federal income tax purposes          $1,880,545       $1,722,180       $1,669,911
                                                                ==============     ============     ============



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services in the same geographic area. These fees will be incurred and will be payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 1998, 1997, and 1996.

         The Affiliate of the Partnership is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 1998 and 1996, the Partnership incurred a deferred, subordinated real estate disposition fee of $65,400 and $34,500, respectively, as the result of the sale of the properties during 1998 and 1996, respectively. No deferred, subordinated real estate disposition fee was incurred for the year ended December 31, 1997 due to the reinvestment of net sales proceeds in additional properties.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $94,611, $80,145, and $83,563 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

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

         The due to related parties consisted of the following at December 31:

                                                   1998            1997
                                                -------------   -------------

             Due to Affiliates:
                 Expenditures incurred on
                    behalf of the Partnership       $ 77,907        $ 67,106
                 Accounting and administrative
                    services                          50,641          42,261
                 Deferred, subordinated real
                    estate disposition fee            99,900          34,500
                                                -------------   -------------

                                                    $228,448        $143,867
                                                =============   =============

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

11.      Concentration of Credit Risk:

         The following schedule presents total rental and earned income (including mortgage interest income) from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates), for each of the years ended December 31:

                                              1998          1997       1996
                                           -----------   ----------  ---------

              Golden Corral Corporation      $195,511     $195,511     $  N/A
              Shoney's, Inc.                      N/A      229,795    241,119

         In addition, the following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates) for each of the years ended December 31:

                                            1998         1997          1996
                                         ------------  -----------  ------------

             Wendy's Old Fashioned
                 Hamburger Restaurant       $220,347     $302,253      $293,817
             Golden Corral Family
                 Steakhouse                  195,511          N/A           N/A
             Denny's                             N/A      312,510       310,021
             Perkins                             N/A      228,492       268,939

         The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income (including mortgage interest income).

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


12.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,049,031 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,212,956 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


           Title of Class        Name of Partner              Percent of Class
           --------------        ---------------              ----------------

  General Partnership Interests  James M. Seneff, Jr.                45%
                                 Robert A. Bourne                    45%
                                 CNL Realty Corporation              10%
                                                                    ----

                                                                    100%
                                                                    ====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 12.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     ------------------------                        ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf of the Partnership:  $79,438
                                              of  the  prevailing  rate  at  which
                                              comparable  services could have been     Accounting    and     administrative
                                              obtained  in  the  same   geographic     services: $94,611
                                              area.   Affiliates  of  the  General
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated  manage-ment fee to     One  percent  of the  sum  of  gross        $ - 0 -
affiliates                                    operating  revenues from  Properties
                                              wholly  owned  by the  Partnership
                                              plus the  Partnership's  allocable
                                              share of gross  revenues  of joint
                                              ventures in which the  Partnership
                                              is a co-venturer,  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.  The management
                                              fee  will not  exceed  competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              noncumulative,   if  the   Limited
                                              Partners do not receive  their 10%
                                              Preferred Return in any particular
                                              year, no  management  fees will be
                                              due or payable for such year.





                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
           and Recipient                             Method of Computation                   Ended December 31, 1998
     ------------------------                        ---------------------                   -----------------------

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real     $ 65,400
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

                                              A   deferred,   subordinated   share
General        Partners'        deferred,     equal to one percent of  Partnership     $ - 0 -
sub-ordinated  share of  Partnership  net     distributions   of  net  cash  flow,
cash flow                                     subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share     $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
           and Recipient                             Method of Computation                   Ended December 31, 1998
     ------------------------                        ---------------------                   -----------------------

General  Partners'  share of  Partnership     Distributions  of net sales proceeds     $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 12. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  1998

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

                  27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.


                                           CNL INCOME FUND V, LTD.

                                           By:      CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ROBERT A. BOURNE, President


                                           By:      ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ROBERT A. BOURNE


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


              Signature                           Title                                   Date
              ---------                           -----                                   ----

/s/ Robert A.Bourne                     President, Treasurer and Director           March 30, 1999
--------------------------------        (Principal Financial and Accounting
Robert A. Bourne                        Officer)


/s/ James M. Seneff, Jr.                Chief Executive  Officer and Director       March 30, 1999
--------------------------------        (Principal Executive  Officer)
James M. Seneff, Jr.








                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996



                                                               Additions                         Deductions
                                                     -------------------------------     ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                    Balance at       Charged to       Charged to          Deemed          mined to       Balance
                                     Beginning        Costs and          Other          Uncollec-          be Col-       at End
    Year         Description          of Year         Expenses         Accounts           tible           lectible       of Year
   --------    -----------------   --------------   --------------   ---------------    ------------     ------------  -----------

   1996        Allowance for
                   doubtful
                   accounts (a)        $   4,490         $    --         $  46,493  (b)   $  5,846  (c)     $  7,394      $ 37,743
                                   ==============   ==============   ===============    ============     ============  ===========

   1997        Allowance for
                   doubtful
                   accounts (a)        $  37,743       $   9,007         $  92,395  (b)     $   --  (c)     $  1,253      $137,892
                                   ==============   ==============   ===============    ============     ============  ===========

   1998        Allowance for
                   doubtful
                   accounts (a)       $  137,892         $    --         $  17,303  (b)   $  3,094  (c)    $  10,596      $141,505
                                   ==============   ==============   ===============    ============     ============  ===========




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



                                                                CNL INCOME FUND V, LTD.
                                                           (A Florida Limited Partnership)

                                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                 December 31, 1998

                                                                                         Costs Capitalized
                                                                                           Subsequent To
                                                                   Initial Cost             Acquisition      n
                                                           --------------------------- ---------------------
                                             Encum-                      Buildings and  Improve-    Carrying
                                            brances           Land       Improvements    ments       Costs
                                          -----------     ------------   ------------  ----------   --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, Georgia                  -              $482,070             -    $368,416         -

    Captain D's Restaurant:
      Belleville, Illinois                    -               186,050       383,781           -         -

    Denny's Restaurant:
      Daleville, Indiana (l) (n)              -               125,562       404,935           -         -
      New Castle, Indiana                     -               117,394       471,340           -         -

    Golden Corral Family
     Steakhouse Restaurants:
       Livingston, Texas                      -               156,382       429,107           -         -
       Victoria, Texas                        -               504,787       742,216           -         -

    Hardee's Restaurants:
      Belding, Michigan (j)                   -               113,884       564,805           -         -
      Connorsville, Indiana                   -               279,665             -     591,137         -
      South Haven, Michigan                   -               120,847       599,339     120,363         -

    IHOP:
      Houston, Texas                          -               513,384       671,713           -         -

    Pizza Hut Restaurant:
      Mexia, Texas                            -               237,944       200,501           -         -

    Taco Bell Restaurants:
      Bountiful, Utah                         -               330,164             -     319,511         -
      Centralia, Washington                   -               215,302             -     378,836         -

    Tony Romas:
      Sandy, Utah                             -               595,330             -           -         -

    Wendy's Old Fashioned
     Hamburger Restaurants:
       Tampa, Florida                         -               336,218       462,400           -         -
       Endicott, New York                     -               277,965       243,839           -         -
       Ithaca, New York                       -               310,462       208,618           -         -

    Other:
      Lebanon, New Hampshire (g) (o)          -               448,726             -     696,741         -
                                                         ------------  ------------  ----------  ---------

                                                           $5,352,136    $5,382,594   $2,475,004        -
                                                         ============  ============   ==========  ========


Property of Joint Venture in Which the
  Partnership  has a 43% Interest and has
  Invested in Under an Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                          -              $183,229      $192,857           -         -
                                                         ============  ============  ==========  ========

Property of Joint Venture in Which the
  Partnership has a 48.90% Interest and
  has Invested in Under an Operating
  Lease:
    Burger King Restaurant:
      Knoxville, Tennessee                    -              $283,961      $430,406           -         -
                                                         ============  ============  ==========  ========

Property in Which the Partnership
  has a 42.09% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Boston Market Restaurant:
      Mesa, Arizona (k)                       -              $440,842      $650,622           -         -
                                                         ============  ============  ==========  ========

Property in Which the Partnership
  has a 27.78% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Chevy's Fresh Mex Restaurant:
       Vancouver, Washington                  -              $875,659    $1,389,366           -         -
                                                         ============  ============  ==========  ========

Property of Joint Venture in Which
  the Partnership has a 53.12% Interest
  and has Invested in Under an Operating
  Lease:
    Ruby Tuesday's Restaurant:
      Orlando, Florida                        -              $623,496             -           -         -
                                                         ============  ============  ==========  ========


 Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

     Captain D's Restaurant
       Zanesville, Ohio                       -               $99,651      $390,518           -         -

     Denny's Restaurant:
       Huron, Ohio                            -                27,418       456,139           -         -

     Tony Romas:
       Sandy, Utah                            -                     -       911,072           -         -
                                                         ------------  ------------  ----------  --------

                                                             $127,069    $1,757,729           -         -
                                                         ============  ============  ==========  ========





         Gross Amount at Which                                             Life on Which
         Carried at Close of Period (c)                                   Depreciation i
  ---------------------------------------             Date                 Latest Income
              Buildings and            Accumulated   of Con-     Date      Statement is
    Land      Improvements    Total    Depreciation struction  Acquired      Computed
  ---------   -----------  ----------- -----------  ---------  ---------   -------------





  $482,070     $368,416      $850,486     $116,665    1989       04/89          (b)


   186,050      383,781       569,831      125,262    1988       03/89          (b)


   125,562      404,935       530,497       13,827    1974       02/89          (l)
   117,394      471,340       588,734       93,923    1989       02/89          (h)



   156,382      429,107       585,489      133,498    1986       09/89          (b)
   504,787      742,216     1,247,003      223,516    1989       12/89          (b)


   113,884      564,805       678,689      101,906    1989       03/89          (i)
   279,665      591,137       870,802      152,936    1989       03/89          (b)
   120,847      719,702       840,549      125,294    1989       03/89          (i)


   513,384      671,713     1,185,097       24,567    1997       11/97          (b)


   237,944      200,501       438,445       65,163    1985       03/89          (b)


   330,164      319,511       649,675       99,847    1989       05/89          (b)
   215,302      378,836       594,138      114,703    1989       08/89          (b)


   595,330           (f)      595,330           (d)   1997       12/97          (d)



   336,218      462,400       798,618      151,564    1987       02/89          (b)
   277,965      243,839       521,804       73,828    1976       12/89          (b)
   310,462      208,618       519,080       63,164    1977       12/89          (b)


   448,726      696,741     1,145,467      216,092    1989       03/89          (b)
-----------  ----------     ---------  -----------

$5,352,136   $7,857,598   $13,209,734   $1,895,755
===========  ===========  ============  ===========






  $183,229     $192,857      $376,086      $57,909    1986       12/89          (b)
==========  ===========  ============  ===========






  $283,961     $430,406      $714,367     $127,688    1985       01/90          (b)
==========  ===========  ============  ===========







  $440,842     $650,622    $1,091,464      $25,837    1997       10/97          (b)
==========  ===========  ============  ===========







  $875,659   $1,389,366    $2,265,025      $46,436    1994       12/97          (b)
==========  ===========  ============  ===========






  $623,496           (f)     $623,496           (d)   1998       05/98          (d)
==========               ============  ===========







        (f)          (f)           (f)          (e)   1988       03/89          (e)


        (f)          (f)           (f)          (e)   1971       05/89          (e)


         -           (f)           (f)          (d)   1997       12/97          (d)










                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


(a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996, are summarized as follows:


                                                                                                        Accumulated
                                                                                       Cost            Depreciation
                                                                                 ----------------     ----------------
                          Properties the Partnership has Invested
                              in Under Operating Leases:

                                  Balance, December 31, 1995                      $   18,769,088         $  2,128,453
                                  Dispositions                                        (1,053,110 )           (158,845 )
                                  Depreciation expense                                        --              376,766
                                                                                 ----------------     ----------------

                                  Balance, December 31, 1996                          17,715,978            2,346,374
                                  Dispositions                                        (3,099,783 )           (726,447 )
                                  Depreciation expense (j) (n)                                --              324,431
                                                                                 ----------------     ----------------

                                  Balance, December 31, 1997                          14,616,195            1,944,358
                                  Reclassification  from direct financing lease          530,497                   --
                                  Dispositions                                        (1,936,958 )           (315,857 )
                                  Depreciation expense (j)(n)(o)                              --              267,254
                                                                                 ----------------     ----------------

                                  Balance, December 31, 1998                      $   13,209,734         $  1,895,755
                                                                                 ================     ================

                          Property of Joint Venture in Which the Partnership has
                              a 43% Interest and has Invested in Under an Operating Lease:

                                  Balance, December 31, 1995                        $    376,086          $    38,624
                                  Depreciation expense                                        --                6,429
                                                                                 ----------------     ----------------

                                  Balance, December 31, 1996                             376,086               45,053
                                  Depreciation expense                                        --                6,428
                                                                                 ----------------     ----------------

                                  Balance, December 31, 1997                             376,086               51,481
                                  Depreciation expense                                        --                6,428
                                                                                 ----------------     ----------------

                                  Balance, December 31, 1998                        $    376,086          $    57,909
                                                                                 ================     ================




                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                             NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                          DEPRECIATION - CONTINUED

                                              December 31, 1998


                                                                                                          Accumulated
                                                                                        Cost              Depreciation
                                                                                  -----------------      ---------------
                         Property of Joint Venture in Which the
                             Partnership has a 48.90% Interest and
                             has Invested in Under an
                             Operating Lease:

                                 Balance, December 31, 1995                          $    714,367            $   84,647
                                 Depreciation expense                                          --                14,347
                                                                                  ----------------       --------------

                                 Balance, December 31, 1996                               714,367                98,994
                                 Depreciation expense                                          --                14,347
                                                                                  ----------------       --------------

                                 Balance, December 31, 1997                               714,367               113,341
                                 Depreciation expense                                          --                14,347
                                                                                  ----------------       --------------

                                 Balance, December 31, 1998                          $    714,367           $   127,688
                                                                                  ================       ==============

                         Property in Which the Partnership has a 42.09%
                             Interest as Tenants-in-common and has
                             Invested in Under an Operating Lease:

                                 Balance, December 31, 1996                             $     ---               $     --
                                 Acquisitions                                           1,091,464                     --
                                 Depreciation expense                                          --                 4,021
                                                                                  ----------------       --------------

                                 Balance, December 31, 1997                             1,091,464                 4,021
                                 Depreciation expense                                          --                21,816
                                                                                  ----------------       --------------

                                 Balance, December 31, 1998                         $   1,091,464            $   25,837
                                                                                  ================       ==============

                         Property in Which the Partnership has a 27.78%
                             Interest as Tenants-in-common and has Invested in Under an Operating Lease:

                                 Balance, December 31, 1996                             $      --               $     --
                                 Acquisitions                                           2,265,025                     --
                                 Depreciation expense                                          --                   127
                                                                                  ----------------       --------------

                                 Balance, December 31, 1997                             2,265,025                   127
                                 Depreciation expense                                          --                46,309
                                                                                  ----------------       --------------

                                 Balance, December 31, 1998                         $   2,265,025            $   46,436
                                                                                  ================       ==============





                                           CNL INCOME FUND V, LTD.
                                       (A Florida Limited Partnership)

                             NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                                          DEPRECIATION - CONTINUED

                                              December 31, 1998


                                                                                                         Accumulated
                                                                                        Cost             Depreciation
                                                                                -----------------      ---------------
                         Property of Joint Venture in Which the
                             Partnership has a 53.12% Interest
                             and has Invested in Under an
                             Operating Lease:

                                 Balance, December 31, 1997                                 $   --              $  --
                                 Acquisition                                               623,496                 --
                                 Depreciation expense (d)                                       --                 --
                                                                                  ----------------       --------------


                                 Balance, December 31, 1998                              $ 623,496              $  --
                                                                                  ================       ==============



             (b)  Depreciation   expense   is   computed   for   buildings   and
                  improvements based upon estimated lives of 30 years.

             (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $14,858,382 and $5,889,641, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

             (h) Effective January 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 25 years.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    CONTINUED

                                December 31, 1998


             (i) Effective February 1994, the lease for this Property was terminated, resulting in the lease's reclassification as an operating lease. The building was recorded at net book value as of February 1994 and will be depreciated over its remaining estimated life of approximately 25 years.

             (j) For financial reporting purposes, the undepreciated cost of the Property in Belding, Michigan, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $307,283 at December 31, 1998. The impairment at December 31, 1998 represents the difference between the Property's carrying value and estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

             (k) During the year ended December 31, 1997, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp, an affiliate of the General Partners, for an aggregate cost of $1,091,464.

             (l) Effective March 1998, the lease for this property was terminated, resulting in the lease being reclassified as an operating lease. The building was recorded at net book value as of March 1998, and will be depreciated over its remaining estimated life of approximately 20 years.

             (m) For financial reporting purposes, the undepreciated cost of the Property in Lebanon, New Hampshire, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and building in the amount of $221,898 at December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the current estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

             (n) For financial reporting purposes, the undepreciated cost of the Property in Daleville, Indiana, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the building in the amount of $124,670 for the year ended December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the current estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on the building.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998


                                                                                                                  Principal
                                                                                                                  Amount of
                                   Final       Periodic                                       Carrying           Loan Subject
                   Interest      Maturity      Payment        Prior       Face Amount         Amount of         to Delinquent
 Description         Rate          Date         Terms         Liens       of Mortgage         Mortgage(1)   Principal or Interest
 -----------         ----          ----         -----         -----       -----------         --------      ---------------------

Perkins -
Myrtle Beach, FL
First Mortgage      10.25%       July 2000       (2)           $--         $  1,040,000         $ 876,248            $--

Ponderosa -
St. Cloud, FL                     October
First Mortgage      10.75%         2011          (3)             --        $  1,057,299         $ 871,812            $--
                                                            ---------   ----------------    -------------   ----------------------

         Total                                                 $--          $ 2,097,299        $1,748,060(4)         $--
                                                            =========   ================    =============   ======================

      (1) Carrying amount consists of outstanding principal plus accrued interest less deferred gains. The tax carrying value of the notes are $1,767,587, which are net of deferred gains of $308,178.

      (2) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,006,004.

      (3) Twelve monthly payments of interest only and 168 equal monthly payments of principal and interest at an annual rate of 10.75%.

      (4)    The changes in the carrying amounts are summarized as follows:


                                                                     1998               1997                1996
                                                                 --------------     --------------      -------------

        Balance at beginning of period                             $ 1,758,167       $ 1,772,858           $ 895,736

        New mortgage loan                                                   --                --           1,057,299

        Interest earned                                                223,031           211,263             126,533

        Collections of principal and interest                         (236,429 )        (227,316  )         (123,832 )

        Deferred gain on sale of land and building                          --                --            (183,802 )

        Recognition  of  deferred  gain  on  sale  of  land  and         3,291             1,362                 924
        building
                                                                 --------------     --------------      -------------

        Balance at end of period                                   $ 1,748,060       $ 1,758,167          $1,772,858
                                                                 ==============     ==============      =============







                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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