Form 10-Q
period 1999-03-31
CNL INCOME FUND V LTD
filed 1999-05-17
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                   March 31, 1999
                               -------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                     59-2922869
--------------------------------------         ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


400 East South Street
Orlando, Florida                                            32801
------------------------------------------     ---------------------------------
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 650-1000
                                               ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                   Page
                                                                         ----
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-16

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             16

Part II

   Other Information                                                      17-18

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,               December 31,
                                                                               1999                      1998
                                                                         ------------------       -------------------
                               ASSETS

   Landand  buildings on operating  leases,  less
       accumulated  depreciation  of
       $1,819,239 and $1,895,755 and allowance for
       loss on land and buildings of $653,851
       in 1999 and 1998                                                        $ 9,695,760              $ 10,660,128
   Net investment in direct financing leases                                     1,699,719                 1,708,966
   Investment in joint ventures                                                  2,277,228                 2,282,012
   Mortgage notes receivable, less deferred gain                                 1,649,736                 1,748,060
   Cash and cash equivalents                                                     1,764,502                   352,648
   Receivables, less allowance for doubtful accounts
       of $141,505 in 1999 and 1998                                                 29,299                    87,490
   Prepaid expenses                                                                  7,626                     1,872
   Accrued rental income                                                           254,992                   239,963
   Other assets                                                                     54,346                    54,346
                                                                         ------------------       -------------------

                                                                              $ 17,433,208              $ 17,135,485
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   32,014                $    7,546
   Accrued and escrowed real estate taxes payable                                   12,903                    10,361
   Distributions payable                                                           500,000                   500,000
   Due to related parties                                                          268,812                   228,448
   Rents paid in advance                                                            37,775                     6,112
                                                                         ------------------       -------------------
       Total liabilities                                                           851,504                   752,467

   Commitment (Note 6)

   Minority interest                                                               151,531                   155,916

   Partners' capital                                                            16,430,173                16,227,102
                                                                         ------------------       -------------------

                                                                              $ 17,433,208              $ 17,135,485
                                                                         ==================       ===================


           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                1999              1998
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 284,961         $ 300,322
    Earned income from direct financing leases                                     45,883            59,541
    Contingent rental income                                                        8,087            25,898
    Interest and other income                                                      58,654            92,358
                                                                           ---------------    --------------
                                                                                  397,585           478,119
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           36,114            38,554
    Professional services                                                           5,392             4,018
    Real estate taxes                                                               7,805             6,664
    State and other taxes                                                           5,957             7,747
    Depreciation                                                                   64,112            67,206
    Transaction costs                                                              31,470                --
                                                                           ---------------    --------------
                                                                                  150,850           124,189
                                                                           ---------------    --------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures and Gain on
    Sale of Land and Buildings                                                    246,735           353,930

Minority Interest in Loss of Consolidated Joint Venture                             4,385             5,417

Equity in Earnings of Unconsolidated Joint Ventures                                56,838            35,221

Gain on Sale of Land and Buildings                                                395,113           441,613
                                                                           ---------------    --------------

Net Income                                                                      $ 703,071         $ 836,181
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   5,435         $   7,089
    Limited partners                                                              697,636           829,092
                                                                           ---------------    --------------

                                                                                $ 703,071         $ 836,181
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                             $   13.95         $   16.58
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                              50,000            50,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Quarter Ended           Year Ended
                                                                         March 31,            December 31,
                                                                           1999                   1998
                                                                     ------------------     -----------------

General partners:
    Beginning balance                                                      $   503,730            $  493,982
    Net income                                                                   5,435                 9,748
                                                                     ------------------     -----------------
                                                                               509,165               503,730
                                                                     ------------------     -----------------
Limited partners:
    Beginning balance                                                       15,723,372            18,026,552
    Net income                                                                 697,636             1,535,147
    Distributions ($10.00 and $76.77 per
       limited partner unit, respectively)                                    (500,000 )          (3,838,327 )
                                                                     ------------------     -----------------
                                                                            15,921,008            15,723,372
                                                                     ------------------     -----------------

Total partners' capital                                                   $ 16,430,173          $ 16,227,102
                                                                     ==================     =================



           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  1999               1998
                                                                              --------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $ 520,276          $ 460,505
                                                                              --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                   1,113,759          2,125,220
       Additions to land and building on operating lease                                 --           (125,000 )
       Collections on mortgage note receivable                                      277,819              4,788
                                                                              --------------    ---------------
          Net cash provided by investing activities                               1,391,578          2,005,008
                                                                              --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (500,000 )         (575,000 )
                                                                              --------------    ---------------
          Net cash used in financing activities                                    (500,000 )         (575,000 )
                                                                              --------------    ---------------

Net Increase in Cash and Cash Equivalents                                         1,411,854          1,890,513

Cash and Cash Equivalents at Beginning of Quarter                                   352,648          1,361,290
                                                                              --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                      $1,764,502         $3,251,803
                                                                              ==============    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                               $   --           $ 65,400
                                                                              ==============    ===============

       Distributions declared and unpaid at end of
          quarter                                                                 $ 500,000         $2,338,327
                                                                              ==============    ===============


           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 1998.

         The Partnership accounts for its 66.5% interest in CNL/Longacre Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Land and Buildings on Operating Leases:

         During the quarter ended March 31, 1999, the Partnership sold its properties in Endicott and Ithaca, New York, to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $171,200 in excess of their original purchase prices.

3.       Mortgage Notes Receivable:

         As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its properties. During the quarter ended March 31, 1999, the borrower relating to the promissory note accepted in connection with the sale of the property in St. Cloud, Florida, made an advance payment of principal in the amount of $272,500 which was applied to the outstanding principal balance relating to this promissory note. As a result of the advance payment of principal, the Partnership recognized the remaining gain of $181,610 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


4.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,049,031 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,212,956 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


5.       Concentration of Credit Risk:

         The following schedule presents total rental, earned, and mortgage interest income from individual lessees and borrowers, each representing more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliates), for each of the quarters ended March 31:

                                                      1999            1998
                                                  ------------    -------------

                  Golden Corral Corporation         $48,878            N/A
                  Slaymaker Group, Inc.              46,131            N/A

         In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliates) for each of the quarters ended March 31:

                                                  1999               1998
                                              --------------     -------------

                  Golden Corral                     $48,878            $  N/A
                  Tony Roma's                        46,131               N/A
                  Denny's                               N/A            50,175

         The information denoted by N/A indicates that for the applicable period presented, the tenant and the chain did not represent more than ten percent of the Partnership's total rental, earned, and mortgage interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

6.       Commitment:

         During the quarter ended March 31, 1999, Halls Joint Venture (in which the Partnership owns a 48.9% interest) entered into an agreement with the tenant to sell the property owned by the joint venture. The general partners believe that the anticipated sale price will exceed the net carrying value of the property. As of May 13, 1999, the sale had not occurred.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


7.       Subsequent Event:

         In April 1999, the Partnership collected the remaining outstanding balance relating to the promissory note collateralized by the property in St. Cloud, Florida (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 23 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

         During the quarters ended March 31, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $520,276 and $460,505 for the quarters ended March 31, 1999 and 1998, respectively. The increase in cash from operations for the quarter ended March 31, 1999, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         During the quarter ended March 31, 1999, the Partnership sold its Properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These Properties were originally acquired by the Partnership in December 1989 and had costs totalling approximately $942,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $171,200 in excess of their original purchase prices. The proceeds received from the sale of these Properties will be used to reinvest in additional Properties or use for other Partnership purposes.

         As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its Properties. During the three months ended March 31, 1999, the borrower relating to the promissory note accepted in connection with the sale of the Property in St. Cloud, Florida, made an advance payment of $272,500 which was applied to the outstanding principal balance relating to this promissory note. The Partnership intends to reinvest the $272,500 payment in an additional Property. In April 1999, the Partnership collected the remaining outstanding balance relating to the promissory note collateralized by the Property in St. Cloud, Florida. The Partnership intends to reinvest the amounts collected in additional Properties or use for other Partnership purposes.

-------------------------------------------

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and, for net sales proceeds, to reinvest in additional Properties. At March 31, 1999, the Partnership had $1,764,502 invested in such short-term investments, as compared to $352,648 at December 31, 1998. The increase in cash and cash equivalents for the quarter ended March 31, 1999, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Endicott and Ithaca, New York, as described above. The funds remaining at March 31, 1999, will be used towards the reinvestment of net sales proceeds in a replacement Property, payment of distributions and other liabilities.

         Total liabilities of the Partnership increased to $851,504 at March 31, 1999, from $752,467 at December 31, 1998, partially due to the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities is also partially a result of an increase in rents paid in advance at March 31, 1999, as compared to December 31, 1998 and an increase in amounts due to related parties. Liabilities at March 31, 1999, to the extent they exceed cash and cash equivalents at March 31, 1999 (excluding amounts held representing net sales proceeds from the sale of Properties and collections from the advanced payment under the promissory note, as described above), will be paid from future cash from operations, or in the event the general partners elect to make capital contributions, from future general partner contributions.

         During the quarter ended March 31, 1999, Halls Joint Venture (in which the Partnership owns a 48.9% interest) entered into an agreement with the tenant to sell the Property owned by the joint venture. The general partners believe that the anticipated sale price will exceed the net carrying value of the Property. As of May 13, 1999, the sale had not occurred.

         Based on current and anticipated future cash from operations, and for the quarter ended March 31, 1998, proceeds received from the sales of Properties, the Partnership declared distributions to the limited partners of $500,000 and $2,338,327 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions for the quarters ended March 31, 1999 and 1998 of $10.00 and $46.77 per unit, respectively. Distributions for the quarter ended March 31, 1998, included $1,838,327 as a result of the distribution of net sales proceeds from the sale of Properties, as described above. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, reduced the Partnership's revenues in 1998 and is expected to reduce the Partnership's revenues in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the limited partners. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

-------------------------------------------

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 2,049,031 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,212,956 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations
---------------------

         During the quarter ended March 31, 1998, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 22 wholly owned Properties (which included two Properties which were sold during 1998), and during the quarter ended March 31, 1999, the Partnership and CNL/Longacre Joint Venture owned and leased 20 wholly owned Properties (which included two Properties which were sold in March 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership and CNL/Longacre Joint Venture earned $330,844 and $359,863, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased by approximately $20,000 during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, as a result of the sales of the Properties in Port Orange, Florida and Tyler, Texas during 1998.

         Rental and earned income also decreased during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, by approximately $13,000 due to the fact that, in August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana due to financial difficulties the tenant is experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         The decrease in rental and earned income was partially offset by an increase of approximately $9,000 during the quarter ended March 31, 1999 resulting from the Partnership entering into a new lease for the Property in South Haven, Michigan as of March 31, 1998.

         Rental and earned income during the quarters ended March 31, 1999 and 1998, continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Belding, Michigan and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executed new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         For the quarters ended March 31, 1999 and 1998, the Partnership also earned $8,087 and $25,898, respectively, in contingent rental income. The decrease in contingent rental income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is partially attributable to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income. The decrease in contingent rental income is also attributable to the sale of a Property, the lease of which required the payment of contingent rental income.

         For the quarters ended March 31, 1999 and 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In addition, during the quarter ended March 31, 1999, the Partnership owned and leased an additional Property indirectly through a joint venture arrangement. In connection therewith, the Partnership earned $56,838 and $35,221, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a

---------------------------------

co-venturer. The increase in net income earned by these joint ventures during the quarter ended March 31, 1999, as compared March 31, 1998, is primarily attributable to the fact that in May 1998 the Partnership reinvested net sales proceeds from the sale of the Property in Tyler, Texas, in RTO Joint Venture with an affiliate of the general partners.

         During the quarters ended March 31, 1999 and 1998, the Partnership also earned $58,654 and $92,358, respectively, in interest and other income. Interest and other income was higher during the quarter ended March 31, 1998, partially due to the fact that during the quarter ended March 31, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Properties in Tyler, Texas, and Port Orange, Florida, pending the reinvestment of the net sales proceeds in additional Properties. The decrease was also partially attributable to a reduction in the interest earned on the mortgage note accepted in connection with the sale of the Property located in St. Cloud, Florida due to the fact that the tenant made an advance payment of principal in the amount of $272,500 during the quarter ended March 31, 1999, as described above in "Liquidity and Capital Resources."

         During the quarter ended March 31, 1999, Slaymaker Group, Inc. and Golden Corral Corporation, two lessees of the Partnership and its consolidated joint venture, each contributed more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). As of March 31, 1999, Slaymaker Group, Inc. was the lessee under a lease relating to one restaurant and Golden Corral Corporation was the lessee under the leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1999. In addition, during the quarter ended March 31, 1999, two restaurant chains, Golden Corral and Tony Roma's, each accounted for more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that each of these restaurant chains will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense, were $150,850 and $124,189 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, was primarily attributable to the fact that the Partnership incurred $31,470 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based on the percentage of "For" votes and the general partners will bear the portion of the transaction costs based on the percentage of "Against" votes and abstentions.

---------------------------------

         Due to tenant defaults under the terms of the lease arrangements for the Properties in Belding, Michigan, Daleville, Indiana, and Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, incurred and expects to continue to incur operating expenses relating to such Properties until the Properties are sold or re-leased to new tenants.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $181,610 and $791 during the quarters ended March 31, 1999 and 1998, respectively. The increase in the gain recognized is due to the fact that during the quarter ended March 31, 1999, the Partnership collected advance payments of principal relating to the promissory note collateralized by a Property in St. Cloud, Florida, as described above in "Liquidity and Capital Resources," which accelerated the recognition of the gain for financial reporting purposes.

         As a result of the sales of the Properties in Endicott and Ithaca, New York, and the sales of the Properties in Port Orange, Florida and Tyler, Texas, the Partnership recognized total gains of $213,503 and $440,822, respectively, for financial reporting purposes during the quarters ended March 31, 1999 and 1998, respectively.

Year 2000 Readiness Disclosure
------------------------------

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have

------------------------------------------

potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

------------------------------------------

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1998 through March 31, 1999. Information regarding the Partnership's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.

             On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.      Changes in Securities.       Inapplicable.

Item 3.      Default upon Senior Securities.   Inapplicable.

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5.      Other Information.        Inapplicable.

Item 6.      Exhibits and Reports on Form 8-K.

(a)      Exhibits

                           2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

                           3.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                           4.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein be reference.)

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

                           27       Financial Data Schedule (Filed herewith.)

(b)      Reports on Form 8-K

                           Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 17th day of May, 1999

                                 CNL INCOME FUND V, LTD.


                                 By:   CNL REALTY CORPORATION
                                       General Partner


                                       By:    /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                       By:    /s/ Robert A. Bourne
                                              ---------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)