Form 10-K/A
period 1997-12-31
CNL INCOME FUND V LTD
filed 1999-07-30
CIK 837985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund V, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property and accepted a promissory note for the full sales price of the Property. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted $100,000 in cash and a promissory note for the remaining sales price of the Property. In addition, during the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida, and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy, Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. As a result of the above transactions, the Partnership owned 26 Properties as of December 31, 1997. The 26 Properties include interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned as tenants-in-common with affiliates of the General Partners. In January and February 1998, the Partnership sold its Properties in Port Orange, Florida and Tyler, Texas, respectively. The Partnership intends to reinvest the net sales proceeds in an additional Property , make distributions to limited partners and use for payment of Partnership distributions . Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

Major Tenants

         During 1997, two lessees of the Partnership and its consolidated joint venture, Shoney's, Inc. and Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1997, Shoney's, Inc. was the lessee under leases relating to four restaurants and
Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Perkins, Denny's and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1997 (including rental income from the Partnership's consolidated joint venture and the
Partnership's   share  of  the  rental  income  from  two  Properties  owned  by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership has entered into a joint venture arrangement, CNL/Longacre Joint Venture, with an unaffiliated entity, to purchase and hold a Property through such joint venture. The Partnership has also entered into two separate joint venture arrangements: Cocoa Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Halls Joint Venture with CNL Income Fund VII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 66.5% interest in CNL/Longacre Joint Venture, a 43.0% interest in Cocoa Joint Venture, and a 49.0% interest in Halls Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations, and other liabilities of the joint ventures.

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


         In addition to the above joint venture agreements, in 1997, the Partnership entered into separate agreements to hold a Property in Mesa, Arizona , as tenants-in-common , with CNL Income Fund II, Ltd., an affiliate of the General Partners; and to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund VI, Ltd., affiliates of the General Partners. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co- tenant's percentage interest. The Partnership owns a 42.23 and 27.78 percent interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 26 Properties. Of the 26 Properties, 21 are owned by the Partnership in fee simple, three are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 12,300 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                           Number of Properties
         -----                                           --------------------

         Arizona                                                  1
         Florida                                                  3
         Georgia                                                  1
         Illinois                                                 1
         Indiana                                                  3
         Michigan                                                 2
         New Hampshire                                            1
         New York                                                 2
         Ohio                                                     2
         Tennessee                                                1
         Texas                                                    5
         Utah                                                     2
         Washington                                               2
                                                             ------
         TOTAL PROPERTIES:                                       26
                                                             ======

         Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including Properties held through tenancy in common arrangements) for federal income tax purposes was $15,626,886 and $5,493,388, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                         Number of Properties
         ----------------                         --------------------

         Boston Market                                       1
         Burger King                                         2
         Captain D's                                         2
         Chevy's Fresh Mex                                   1
         Denny's                                             4
         Golden Corral                                       2
         Hardee's                                            3
         IHOP                                                1
         Pizza Hut                                           1
         Shoney's                                            1
         Taco Bell                                           2
         Tony Roma's                                         1
         Waffle House                                        1
         Wendy's                                             3
         Other                                               1
                                                        ------
         TOTAL PROPERTIES                                   26
                                                        ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, 1994, and 1993, the Properties were 93%, 90%, 90%, 96%, and 100%, occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                           For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              ---------------------------------------------------------------------------------

    Rental Revenues (1)        $1,804,300        $2,119,765       $2,231,108        $2,347,669      $2,343,965
    Properties (2)                     24                27               28                30              30
    Average Rent per Unit         $75,179           $78,510          $79,682           $78,256         $78,132

(1) Rental revenues include the Partnership's share of rental revenues from the three Properties owned through joint venture arrangements and the two properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31 which did not generate rental revenues during the year ended December 31.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
    -----------------------        ------------------       --------------------          ----------------
             1998                              -                          -                            -
             1999                              -                          -                            -
             2000                              1                     78,078                        4.33%
             2001                              1                     39,100                        2.17%
             2002                              2                    101,860                        5.65%
             2003                              -                          -                            -
             2004                              2                    172,506                        9.58%
             2005                              -                          -                            -
             2006                              -                          -                            -
             2007                              -                          -                            -
             Thereafter                       18                  1,410,069                       78.27%
                                        --------              -------------                -------------
             Totals (1)                       24                  1,801,613                      100.00%
                                        ========              =============                =============

         (1) Excludes two Properties which were vacant at December 31, 1997.

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


                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 26 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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


         In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property for $1,040,000, and in connection therewith, accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, with a balloon payment of $1,006,004 due in July 2000. Collections commenced August 1, 1995. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sale of the Property using the installment sales method. Therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $1,024, $924 and $1,571 for financial reporting purposes for the years ended December 31, 1997, 1996 and 1995, respectively. The mortgage note receivable balance relating to this Property at December 31, 1997 and 1996, was $883,417 and $889,891, respectively, including accrued interest of $8,665 and $8,729, respectively, and net of the remaining deferred gain of $139,693 and $140,717, respectively. The General Partners anticipate that payments collected under the mortgage note will be reinvested in additional Properties or used for payment of Partnership liabilities.

         In addition, in October 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant for $1,150,000. In connection therewith, the Partnership received $100,000 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 the Partnership financed on behalf of the tenant. The promissory note bears interest at a rate of 10.75% per annum, is collateralized by a mortgage on the Property, and is being collected in 12 monthly installments of interest only and thereafter in 168 equal monthly installments of principal and interest. This sale is also being accounted for under the installment sales method for financial reporting purposes; therefore, the gain on the sale of the Property was deferred and is being recognized as income proportionately as payments of principal under the mortgage note are collected. The Partnership recognized a gain of $338 and $18,445 for financial reporting purposes for the years ended December 31, 1997 and 1996, respectively, and had a deferred gain in the amount of $183,465 and $183,802 at December 31, 1997 and 1996. The mortgage note receivable balance relating to this Property at December 31, 1997 and 1996, was $874,443 and $882,967, including accrued interest of $2,747 and $9,471, and net of the remaining deferred gain of $183,465 and $183,802. Payments collected under the mortgage note totalling $100,000 were used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The General Partners anticipate that payments collected under the mortgage note in the future will be reinvested in additional Properties or used for payment of Partnership liabilities.


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


         In addition, in December 1997, the Partnership sold its Property in Tampa, Florida, to a third party for $850,000 and received net sales proceeds (net of $724 which represents prorated rent returned to the tenant) of $804,451 resulting in a gain of $180,704 for financial reporting purposes. This Property was originally acquired by the Partnership in February 1989 and had a cost of approximately $673,200, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $132,000 in excess of its original purchase price. The Partnership intends to use $50,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership intends to distribute some or all of the remaining net sales proceeds to the Limited Partners. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. The remaining net sales proceeds, if any, will be used for payment of Partnership liabilities.


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


         None of the Properties owned by the Partnership, or the joint ventures or the tenancy in common arrangements, in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distribution to the Limited Partners or use for the payment of Partnership liabili ties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $1,361,290 invested in such short-term investments as compared to $362,922 at December 31, 1996. The increase in cash and cash equivalents during 1997, is primarily attributable to the receipt of net sales proceeds relating to the sales of several Properties, as described above. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.5 percent annually. The funds remaining at December 31, 1997, will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes, as described above, and will be used for the payment of distributions and other liabilities.

Short-Term Liquidity

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

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


         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, a portion of the sales proceeds received from the sales of the Properties and additional capital contributions from the General Partners, the Partnership declared distributions to the Limited Partners of $2,300,000 for each of the years ended December 31, 1997, 1996 and 1995. This represents distributions of $46 per Unit for each of the years ended December 31, 1997, 1996 and 1995. The General Partners expect to distribute some or all of the net sales proceeds from the sales of the Properties in Tampa and Port Orange, Florida, to the Limited Partners. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow, and federal income tax considerations. The reduced number of Properties for which the Partnership receives rental payments, as well as ongoing operations, is expected to reduce the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, is expected to result in a decrease in cash distributions to the Limited Partners during 1998. No amounts distributed or to be distributed to the Limited Partners for the years ended December 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

         During 1995, the Partnership owned and leased 27 wholly owned Properties (including one Property in Myrtle Beach, South Carolina, which was sold in August 1995), during 1996, the Partnership owned and leased 26 wholly owned Properties (including one Property in St. Cloud, Florida, which was sold in October 1996) and during 1997, the Partnership owned 27 wholly owned Properties (including six Properties, one in each of Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida and Richmond, Indiana, which were sold during the year ended December 31, 1997). In addition, during 1997, 1996 and 1995, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property and during 1997, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 26 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $37,800 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or
(ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property. For further description of the Partnership's leases and Properties, see Item 1. Business Leases and Item
2. Properties, respectively.


         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, earned $1,500,967, $1,931,573 and $2,068,342, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 1997, as compared to 1996, was partially attributable to a decrease of approximately $322,300 as a result of the sale of its Properties in St. Cloud, Florida (in October 1996), Franklin, Tennessee (in January 1997), Smyrna, Tennessee (in May
1997), Salem, New Hampshire (in September 1997), Port St. Lucie, Florida (in September 1997) and Tampa, Florida (in December 1997), as described above in "Capital Resources." During 1997, the decrease in rental income was partially offset by an increase of approximately $24,700 due to the reinvestment of a portion of these net sales proceeds in a Property in Houston, Texas and Sandy, Utah, in November 1997 and December 1997, respectively, as described above in "Capital Resources". The General Partners believe that the decrease in rental and earned income will be offset by an increase during 1998 as the Partnership continues to reinvest a portion of the remaining net sales proceeds from the sale of Properties as described above in "Capital Resources," during 1998.

         Rental and earned income also decreased in 1997 and 1996, each as compared to the previous year, as a result of the Partnership increasing its allowance for doubtful accounts by approximately $57,700 and $29,500, respectively, for rental and other amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. Rental and earned income decreased by approximately $79,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of these Properties in June 1997, as described above in "Capital Resources." The General Partners have agreed that they will cease collection efforts on past due rental amounts once the former tenant of these Properties pays all amounts due under the promissory note for past due real estate taxes described above in "Capital Resources." The decrease in rental and earned income was slightly offset by an increase of $8,500 in rental income from the new tenant of the Property in Connorsville, Indiana, who began operating the Property after it was renovated into an Arby's Property. In November 1997, the Partnership sold its Property in Richmond, Indiana, as described above in "Capital Resources."

         The decrease in rental and earned income during 1996, as compared to 1995, was partially attributable to a decrease of approximately $95,000 as a result of the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, in August 1995 and October 1996, respectively, as described above in " Capital Resources." As a result of accepting promissory notes in conjunction with each of these sales of Properties, as described above in "Capital Resources," interest income increased during 1997 and 1996 as described below.

         Rental and earned income also decreased by approximately $8,100 during 1996, as compared to 1995, due to the fact that in October 1995, the tenant ceased operations of the Property in South Haven, Michigan. In June 1997, the Partnership incurred renovation costs to convert the Property into an Arby's restaurant and entered into an operating agreement for this Property with an operator , as described above in "Capital Resources," and earned approximately $5,100 in rental income during 1997 from the operator of the Property.


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


         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $56,015, $46,452 and $47,018, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to the fact that in October 1997, the Partnership acquired an interest in a Property in Mesa, Arizona, with affiliates as tenants-in-common, as described above in "Capital Resources." Net income earned by joint venture is expected to increase during 1998 as a result of the Partnership acquiring an interest in a Property in Vancouver, Washington, in December 1997, with affiliates of the General Partners, as described above in "Capital Resources."


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


         Operating expenses, including depreciation and amortization expense, were $574,472, $631,565 and $640,922 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997 and 1996, each as compared to the previous year, was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1997, 1996 and 1995, as described above in " Capital Resources."

         Operating expenses also decreased during 1996, as compared to 1995, due to the fact that the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, recorded approximately $35,100, $40,700 and $47,200 during the years ended December 31, 1997, 1996 and 1995, respectively, for real estate taxes relating to the Properties in Lebanon, New Hampshire and Belding and South Haven, Michigan, as a result of lease terminations. The Partnership entered into an operating agreement with an operator for the Property in South Haven, Michigan, as described above in "Capital Resources," and is currently seeking either a replacement tenant or a purchaser for the Properties in Lebanon, New Hampshire and Belding, Michigan, as described above in "Capital Resources." The Partnership expects to continue to incur real estate taxes, insurance and maintenance expense for its Properties in Lebanon, New Hampshire and Belding, Michigan, until such time as a new lease is executed for each Property or until each Property is sold.


         The decrease in operating expenses during 1996, as compared to 1995, is partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.


         In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1996 and 1995, respectively, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $1,362, $19,369 and $1,571 for the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gain on the sales was deferred and is being recognized as income proportionately as payments under the mortgage notes are collected. Therefore, the balance of the deferred gain of $323,157 at December 31, 1997, will be recognized as income in future periods as payments are collected. For federal income tax purposes, gains of approximately $194,100 and $136,900 from the sale of the Properties in St. Cloud, Florida, and Myrtle Beach, South Carolina, respectively, were also deferred and are being recognized as payments under the mortgage notes are collected.

         As a result of the sales of the Properties in Smyrna, Tennessee; Salem, New Hampshire; and Port St. Lucie and Tampa, Florida, as described above in "Capital Resources," the Partnership recognized gains totalling $549,516 during 1997, for financial reporting purposes. The gains for 1997, were partially offset by a loss of $141,567 for financial reporting purposes, resulting from the November 1997 sale of the Property in Richmond, Indiana, as described above in "Capital Resources." In October 1995, the Partnership also sold a portion of the land relating to its Property in Dalesville, Indiana, as the result of a right of way taking and recognized a gain for financial reporting purposes of $4,353 during the year ended December 31, 1995.


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


         At December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $169,463 for financial reporting purposes. The allowance represented the difference between (i) the Property's carrying value at December 31, 1996, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) the net realizable value of $960,741 received as net sales proceeds in conjunction with the sale of the Property in January 1997, as described above in " Capital Resources."

         In addition, during 1996, the Partnership established an allowance for loss on land and building for its Property in Richmond, Indiana. The allowance of $70,062 represented the difference between the Property's carrying value at December 31, 1996, and the estimated fair value of the Property based on an anticipated sales price of this Property. This Property was sold in November 1997, as described above in "Capital Resources."


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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.



                                           CNL INCOME FUND V, LTD.

                                           By:      CNL REALTY CORPORATION
                                                    General Partner


                                                    /s/ Robert A. Bourne
                                                    --------------------
                                                    ROBERT A. BOURNE, President


                                           By:      ROBERT A. BOURNE
                                                    General Partner


                                                    /s/ Robert A. Bourne
                                                    --------------------
                                                    ROBERT A. BOURNE


                                           By:      JAMES M. SENEFF, JR.
                                                    General Partner


                                                    /s/ James M. Seneff, Jr.
                                                    ------------------------
                                                    JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                   Title                          Date
         ---------                   -----                          ----

/s/ Robert A. Bourne         President, Treasurer and           July 29, 1999
--------------------         Director (Principal Financial
Robert A. Bourne             and Accounting Officer)



/s/ James M. Seneff, Jr.     Chief Executive Officer            July 29, 1999
------------------------     and Director (Principal
James M. Seneff, Jr.         Executive  Officer)