Form 10-Q
period 1999-06-30
CNL INCOME FUND V LTD
filed 1999-08-12
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

 For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2922869
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


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





Part I                                                                    Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,                December 31,
                                                                               1999                      1998
                                                                         ------------------       -------------------
                               ASSETS

   Landand  buildings on operating  leases,  less
       accumulated  depreciation  of $1,879,306 and
       $1,895,755,  respectively  and allowance for
       loss on land and buildings of $653,851 in
       1999 and 1998                                                           $ 9,635,693              $ 10,660,128
   Net investment in direct financing leases                                     1,690,306                 1,708,966
   Investment in joint ventures                                                  2,392,506                 2,282,012
   Mortgage notes receivable, less deferred gain                                   872,380                 1,748,060
   Cash and cash equivalents                                                     2,393,763                   352,648
   Receivables, less allowance for doubtful accounts
       of $140,973 and $141,505, respectively                                       36,368                    87,490
   Prepaid expenses                                                                  7,068                     1,872
   Accrued rental income                                                           270,021                   239,963
   Other assets                                                                     54,346                    54,346
                                                                         ------------------       -------------------

                                                                              $ 17,352,451              $ 17,135,485
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   75,710                $    7,546
   Accrued and escrowed real estate taxes payable                                   20,068                    10,361
   Distributions payable                                                           500,000                   500,000
   Due to related parties                                                          284,333                   228,448
   Rents paid in advance                                                            23,218                     6,112
                                                                         ------------------       -------------------
       Total liabilities                                                           903,329                   752,467

   Commitments and Contingencies (Note 5)

   Minority interest                                                               146,744                   155,916

   Partners' capital                                                            16,302,378                16,227,102
                                                                         ------------------       -------------------

                                                                              $ 17,352,451              $ 17,135,485
                                                                         ==================       ===================


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                           1999             1998              1999             1998
                                                       -------------    -------------     -------------     ------------
Revenues:
    Rental income from operating leases                   $ 282,637        $ 285,286         $ 575,685        $ 611,506
    Earned income from direct financing leases               45,717           42,802            91,600          102,343
    Interest and other income                                43,320           72,498           101,974          164,856
                                                       -------------    -------------     -------------     ------------
                                                            371,674          400,586           769,259          878,705
                                                       -------------    -------------     -------------     ------------

Expenses:
    General operating and administrative                     34,888           38,763            71,002           77,317
    Bad debt expense                                             --            5,882                --            5,882
    Professional services                                    13,190            6,061            18,582           10,079
    Real estate taxes                                         8,682            9,756            16,487           16,420
    State and other taxes                                       447            1,911             6,404            9,658
    Depreciation                                             60,067           62,771           124,179          129,977
    Transaction costs                                        59,718               --            91,188               --
                                                       -------------    -------------     -------------     ------------
                                                            176,992          125,144           327,842          249,333
                                                       -------------    -------------     -------------     ------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    Gain on Sale of Land and Buildings and
    Provision for Loss on Land and Building                 194,682          275,442           441,417          629,372

Minority Interest in Loss of Consolidated Joint
    Venture                                                   4,787            4,033             9,172            9,450

Equity in Earnings of Unconsolidated Joint                  172,427           36,882           229,265           72,103
    Ventures

Gain on Sale of Land and Buildings                              309              992           395,422          442,605

Provision for Loss on Land and Building                          --         (152,633 )              --         (152,633 )
                                                       -------------    -------------     -------------     ------------

Net Income                                                $ 372,205        $ 164,716       $ 1,075,276      $ 1,000,897
                                                       =============    =============     =============     ============

Allocation of Net Income:
    General partners                                      $   3,722         $   (734 )        $  9,157         $  6,355
    Limited partners                                        368,483          165,450         1,066,119          994,542
                                                       -------------    -------------     -------------     ------------

                                                          $ 372,205        $ 164,716       $ 1,075,276      $ 1,000,897
                                                       =============    =============     =============     ============

Net Income Per Limited Partner Unit                        $   7.37         $   3.31          $  21.32         $  19.89
                                                       =============    =============     =============     ============

Weighted Average Number of Limited Partners
    Units Outstanding                                        50,000           50,000            50,000           50,000
                                                       =============    =============     =============     ============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                   Six Months Ended               Year Ended
                                                                       June 30,                  December 31,
                                                                         1999                        1998
                                                                -----------------------      ----------------------
General partners:
    Beginning balance                                                       $  503,730                  $  493,982
    Net income                                                                   9,157                       9,748
                                                                -----------------------      ----------------------
                                                                               512,887                     503,730
                                                                -----------------------      ----------------------
Limited partners:
    Beginning balance                                                       15,723,372                  18,026,552
    Net income                                                               1,066,119                   1,535,147
    Distributions ($20.00 and $76.77 per
       limited partner unit, respectively)                                  (1,000,000 )                (3,838,327 )
                                                                -----------------------      ----------------------
                                                                            15,789,491                  15,723,372
                                                                -----------------------      ----------------------

Total partners' capital                                                   $ 16,302,378                $ 16,227,102
                                                                =======================      ======================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                1999                 1998
                                                                           ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $ 879,145           $ 812,900
                                                                           ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                  1,113,759           2,125,220
       Additions to land and building on operating lease                                --            (125,000 )
       Investment in joint venture                                                      --            (437,308 )
       Collections on mortgage notes receivable                                  1,048,211              10,684
                                                                           ----------------     ---------------
          Net cash provided by investing activities                              2,161,970           1,573,596
                                                                           ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (1,000,000 )        (2,913,327 )
                                                                           ----------------     ---------------
          Net cash used in financing activities                                 (1,000,000 )        (2,913,327 )
                                                                           ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                             2,041,115            (526,831 )

Cash and Cash Equivalents at Beginning of Period                                   352,648           1,361,290
                                                                           ----------------     ---------------

Cash and Cash Equivalents at End of Period                                      $2,393,763           $ 834,459
                                                                           ================     ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                               $   --           $  65,400
                                                                           ================     ===============

       Distributions declared and unpaid at end
          of  period                                                             $ 500,000           $ 500,000
                                                                           ================     ===============



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 1999, the Partnership sold its properties in Endicott and Ithaca, New York, to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $171,200 in excess of their original purchase prices.

3.       Investment in Joint Ventures:

         In June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $891,915. This resulted in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in February 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Investment in Joint Ventures - Continued:

         venture sold the property for approximately $219,900 in excess of its original purchase price. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                                        June 30,                 December 31,
                                                                          1999                       1998
                                                                    -----------------         -------------------
                  Land and buildings on
                       operating leases, less
                       accumulated depreciation                          $ 4,188,675                  $4,812,568
                  Net investment in direct
                       financing lease                                       813,268                     817,525
                  Cash                                                        16,469                      17,992
                  Restricted cash                                            887,114                          --
                  Receivables                                                     46                       5,168
                  Prepaid expenses                                               498                         458
                  Accrued rental income                                       76,713                     112,279
                  Liabilities                                                 44,127                      46,398
                  Partners' capital                                        5,938,656                   5,719,592
                  Revenues                                                   326,204                     555,103
                  Gain on sale of property                                   239,336                          --
                  Net income                                                 513,794                     454,922

         The Partnership recognized income totaling $229,265 and $72,103 for the six months ended June 30, 1999 and 1998, respectively, from these joint venture, $172,427 and $36,882 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

4.       Mortgage Notes Receivable:

         As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its properties. During the six months ended June 30, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note accepted in connection with the sale of the property in St. Cloud, Florida, and in connection therewith, the Partnership recognized the remaining gain of $181,610 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,024,516 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,212,956 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


6.       Concentration of Credit Risk:

         The following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliates) for each of the six months ended June 30:

                                                                        1999               1998
                                                                    --------------     -------------

                  Golden Corral                                           $97,756           $97,756
                  Tony Roma's                                              92,190            92,735
                  Wendy's Old Fashioned Hamburger
                       Restaurants                                            N/A            86,336

         The information denoted by N/A indicates that for the applicable period presented, the chain did not represent more than ten percent of the Partnership's total rental, earned, and mortgage interest income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these restaurant chains, could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 22 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the six months ended June 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $879,145 and $812,900, respectively. The increase in cash from operations for the six months ended June 30, 1999, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         During the six months ended June 30, 1999, the Partnership sold its Properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These Properties were originally acquired by the Partnership in December 1989 and had costs totalling approximately $942,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $171,200 in excess of their original purchase prices. The general partners expect to use the proceeds received from the sale of these Properties to reinvest in additional Properties or for other Partnership purposes.

         In June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in February 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property owned by Halls Joint Venture and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes.

         As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its Properties. During the six months ended June 30, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note accepted in connection with the sale of the Property in St. Cloud, Florida. The Partnership intends to reinvest the amounts collected in additional Properties.

         Currently, rental income from the Partnership's Properties, and any amounts collected under its promissory notes, as described above, and any net sales proceeds held by the Partnership, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and, for net sales proceeds, to reinvest in additional Properties. At June 30, 1999, the Partnership had $2,393,763 invested in such short-term investments, as compared to $352,648 at December 31, 1998. The increase in cash and cash equivalents at June 30, 1999, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Endicott and Ithaca, New York, and the receipt of the remaining outstanding balance of the mortgage note receivable, relating to the prior sale of a Property in St. Cloud, Florida, as described above. The funds remaining at June 30, 1999, will be used towards the reinvestment in additional Properties and to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, proceeds received from the sales of Properties, the Partnership declared distributions to the limited partners of $1,000,000 and $2,838,327 for the six months ended June 30, 1999 and 1998, respectively, ($500,000 for each of the quarters ended June 30, 1999 and 1998, respectively). This represents distributions for the six months ended June 30, 1999 and 1998 of $20.00 and $56.77 per unit, respectively ($10.00 per unit for each of the quarters ended June 30, 1999 and 1998). Distributions for the six months ended June 30, 1998, included $1,838,327 as a result of the distribution of net sales proceeds from the sale of Properties. No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $903,329 at June 30, 1999, from $752,467 at December 31, 1998, partially due to the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities is also partially a result of an increase in rents paid in advance and an increase in amounts due to related parties at June 30, 1999, as compared to December 31, 1998. Liabilities at June 30, 1999, to the extent they exceed cash and cash equivalents at June 30, 1999 (excluding amounts held representing net sales proceeds from the sale of Properties and collections under the promissory note, as described above), will be paid from future cash from operations, or in the event the general partners elect to make capital contributions, from future general partner contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 22 wholly owned Properties (which included two Properties which were sold during 1998), and during the six months ended June 30, 1999, the Partnership and CNL/Longacre Joint Venture owned and leased 20 wholly owned Properties (which included two Properties which were sold in March 1999), to operators of fast-food and family-style restaurant chains. In connection with the Properties, during the six months ended June 30, 1999 and 1998, the Partnership, and CNL/Longacre Joint Venture, earned $667,285 and $713,849, respectively, in rental income from operating leases and earned income from direct financing leases, $328,354 and $328,088 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in rental and earned income during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is partially attributable to a decrease of approximately $39,600 as a result of the sales of the Properties during 1999, as described above in "Capital Resources," and 1998. The Partnership intends to reinvest the majority of the net sales proceeds in additional Properties.

         Rental and earned income also decreased by approximately $8,900 during the six months ended June 30, 1999 due to the fact that in August 1998, the tenant of the Property in Daleville, Indiana terminated the lease with the Partnership. The Partnership is currently seeking a new tenant or purchaser for this Property.

         The decrease in rental and earned income during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was partially offset by an increase of approximately $9,000 during the six months ended June 30, 1999, resulting from the Partnership entering into a new lease for the Property in South Haven, Michigan during the six months ended June 30, 1998.

         Rental and earned income during the quarters and six months ended June 30, 1999 and 1998, continued to remain at reduced amounts due to the fact that the Partnership is not receiving rental income relating to the Properties in Belding, Michigan and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases or until the Properties are sold and these proceeds from such sales are reinvested in additional Properties. The Partnership is currently seeking new tenants or purchasers for these Properties and the Property in Daleville, Indiana, as described above.

         During the six months ended June 30, 1999 and 1998, the Partnership also owned and leased three Properties indirectly through joint venture arrangements (which included one Property in Halls Joint Venture which was sold in June 1999) and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $229,265 and $72,103, respectively, $172,427 and $36,882 of which were earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in net income earned by these joint ventures during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, recognized a gain of approximately $239,300 for financial reporting purposes as a result of the sale of its Property in June 1999, as described above in "Capital Resources." Because the joint venture intends to reinvest the sales proceeds in an additional Property, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on operations. The increase during the quarter and six months ended June 30, 1999 is also attributable to the fact that in May 1998, the Partnership reinvested net sales proceeds from the sale of the Property in Tyler, Texas, in RTO Joint Venture with an affiliate of the general partners.

         During the six months ended June 30, 1999 and 1998, the Partnership also earned $101,974 and $164,856, respectively, in interest and other income, $43,320 and $72,498 of which were earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease during the quarter and six months ended June 30, 1999 was partially attributable to a reduction in the interest earned on the mortgage note accepted in connection with the sale of the Property located in St. Cloud, Florida due to the fact that the Partnership collected the remaining outstanding balance of the mortgage note during the quarter and six months ended June 30, 1999, as described above in "Capital Resources." Interest and other income was also lower during the quarter and six months ended June 30, 1999, partially due to the fact that during the quarter and six months ended June 30, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Properties in Tyler, Texas and Port Orange, Florida, pending the reinvestment of the net sales proceeds in additional Properties.

         During at least one of the six months ended June 30, 1999 and 1998, three restaurant chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Tony Roma's Famous for Ribs Restaurant ("Tony Roma's") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including rental and earned income from the Partnership's consolidated joint venture, the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that Golden Corral and Tony Roma's will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases for the remainder of 1999. Any failure of these restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense, were $327,842 and $249,333 for the six months ended June 30, 1999 and 1998, respectively, of which $176,992 and $125,144 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily attributable to the fact that the Partnership incurred $59,718 and $91,188 during the quarter and six months ended June 30, 1999, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based on the percentage of "For" votes and the general partners will bear the portion of the transaction costs based on the percentage of "Against" votes and abstentions.

         Due to tenant defaults under the terms of the lease arrangements for the Properties in Belding, Michigan, Daleville, Indiana, and Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, have incurred and expects to continue to incur operating expenses such as repairs and maintenance, insurance, and real estate tax expenses, relating to these Properties until the Properties are sold or re-leased to new tenants.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $181,919 and $1,783 during the six months ended June 30, 1999 and 1998, respectively, $309 and $992 of which were recognized during the quarters ended June 30, 1999 and 1998, respectively. The increase in the gain recognized during the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, and the decrease during the quarter ended June 30, 1999, is due to the fact that during the six months ended June 30, 1999, the Partnership collected the remaining outstanding balance relating to the promissory note collateralized by a Property in St. Cloud, Florida, as described above in "Capital Resources," which resulted in the recognition of the remaining deferred gain for financial reporting purposes.

         As a result of the 1999 sales of the Properties as described above in "Capital Resources," and the 1998 sales of the Properties in Port Orange, Florida and Tyler, Texas, the Partnership recognized total gains of $213,503 and $440,822, for financial reporting purposes during the six months ended June 30, 1999 and 1998, respectively.

         During the quarter and six months ended June 30, 1998, the Partnership established an allowance for loss on land and building of $152,633 for financial reporting purposes relating to the Property in Belding, Michigan, which is vacant and which the Partnership has not successfully re-leased. The loss represents the difference between the Property's carrying value at June 30, 1998 and the current estimate of net realizable value at June 30, 1998. No additional allowance was deemed necessary for the quarter and six months ended June 30, 1999.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,024,516 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $20,212,956 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1998 through June 30, 1999. Information regarding the Partnership's market risk at December 31, 1998 is included in its Annual Report on Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.       Inapplicable.

Item 3.       Default upon Senior Securities.   Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.        Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

          (a)      Exhibits

                           2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                           27       Financial Data Schedule (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999

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