Form 10-K405/A
period 1998-12-31
CNL INCOME FUND V LTD
filed 1999-10-29
CIK 837985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    December 31, 1998
                                          -----------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No  __________
                                       -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund V, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk (incorporating by reference disclosure contained in Item 7.) and Item 8. Financial Statements and Supplementary Data.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted $100,000 in cash and a promissory note for the remaining sales price of the Property. During the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida, and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy, Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During the year ended December 31 1998, the Partnership also sold its Properties in Port Orange, Florida, and Tyler, Texas. The Partnership used a portion of the sales proceeds to enter into a joint venture arrangement, RTO Joint Venture, with an affiliate of the Partnership which has the same General Partners. As a result of the above transactions, as of December 31, 1998, the Partnership owned 25 Properties. The 25 Properties include interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, CNL/Longacre Joint Venture, with an unaffiliated entity, to purchase and hold a Property through such joint venture. The Partnership has also entered into three separate joint venture arrangements: Cocoa Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to purchase and hold one Property; Halls Joint Venture with CNL Income Fund VII, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and RTO Joint Venture with CNL Income Fund III, Ltd., an affiliate of the General Partners, to purchase and hold one Property. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida.

     Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 66.5% interest in CNL/Longacre Joint Venture, a 43 percent interest in Cocoa Joint Venture, a 48.9% interest in Halls Joint Venture, and a 53.12% interest in RTO Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations, and other liabilities of the joint ventures.

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

     Net cash flow from operations of CNL/Longacre Joint Venture, Cocoa Joint Venture, Halls Joint Venture and RTO Joint Venture is distributed 66.5%, 43.0 percent, 48.9%, and 53.12%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture agreements, in 1997, the Partnership entered into separate agreements to hold a Property in Mesa, Arizona, as tenants-in-common, with CNL Income Fund II, Ltd., an affiliate of the General Partners; and to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund,

Ltd., CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each co-tenant's percentage interest. The Partnership owns a 42.09% and a 24.78% interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Item 2. Properties

     As of December 31, 1998, the Partnership owned 25 Properties. Of the 25 Properties, 19 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 12,300 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                                                  Number of Properties
          -----                                                                  --------------------
          Arizona                                                                       1
          Florida                                                                       3
          Georgia                                                                       1
          Illinois                                                                      1
          Indiana                                                                       3
          Michigan                                                                      2
          New Hampshire                                                                 1
          New York                                                                      2
          Ohio                                                                          2
          Tennessee                                                                     1
          Texas                                                                         4
          Utah                                                                          2
          Washington                                                                    2
                                                                                 --------
          TOTAL PROPERTIES:                                                            25
                                                                                 ========

     Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $14,858,382 and $5,889,641, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                                                       Number of Properties
          ----------------                                                       --------------------
          Arby's                                                                        2
          Boston Market                                                                 1
          Burger King                                                                   2
          Captain D's                                                                   2
          Chevy's Fresh Mex                                                             1
          Denny's                                                                       3
          Golden Corral                                                                 2
          Hardee's                                                                      1
          IHOP                                                                          1
          Market Street Buffet & Bakery                                                 1
          Pizza Hut                                                                     1
          Ruby Tuesday                                                                  1
          Taco Bell                                                                     2
          Tony Roma's                                                                   1
          Waffle House                                                                  1
          Wendy's                                                                       3
                                                                                 --------
          TOTAL PROPERTIES:                                                            25
                                                                                 ========

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

     As of December 31, 1998, 1997, 1996, 1995, and 1994, the Properties were 88%, 93%, 90%, 90%, and 96% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                                For the Year Ended December 31:
                                     1998                1997                1996                1995                1994
                                  ----------          ----------          ----------          ----------          ----------
Rental Revenues (1)               $1,710,326          $1,804,300          $2,119,765          $2,231,108          $2,347,669
Properties (2)                            23                  24                  27                  28                  30
Average Rent per Unit             $   74,362          $   75,179          $   78,510          $   79,682          $   78,256

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues during the year ended December 31.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                            Percentage of
                                               Number              Annual Rental             Gross Annual
        Expiration Year                      of Leases                Revenues              Rental Income
        ---------------                      ---------             -------------            -------------
         1999                                       --                        --                      --
         2000                                        1                    40,187                    2.60%
         2001                                        1                    39,100                    2.53%
         2002                                        2                   101,860                    6.59%
         2003                                       --                        --                      --
         2004                                        2                   172,506                   11.17%
         2005                                       --                        --                      --
         2006                                       --                        --                      --
         2007                                       --                        --                      --
         2008                                        5                   252,126                   16.32%
         Thereafter                                 11                   938,852                   60.79%
                                             ---------             -------------             ------------
         Totals (1)                                 22                 1,544,631                  100.00%
                                             =========             =============             ============

(1)  Excludes three Properties which were vacant at December 31, 1998.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 25 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

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

     None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Under its Partnership Agreement, the Partnership is prohibited from borrowing for any purpose; provided, however, that the General Partners or their affiliates are entitled to reimbursement, at cost, for actual expenses incurred by the General Partners or their affiliates on behalf of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $352,648 invested in such short-term investments as compared to $1,361,290 at December 31, 1997. The decrease in cash and cash equivalents during 1998, is primarily attributable to the fact that the Partnership distributed amounts held at December 31, 1997 relating to the net sales proceeds received from the 1997 sale of the Property in Tampa, Florida, as a special distribution to the Limited Partners during 1998, as described below. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1998, will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes, as described above.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, earned $1,367,303, $1,500,967, and $1,931,573, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 1998 and 1997, each as compared to the previous year, was partially attributable to a decrease of approximately $506,900 and $322,300, respectively, as a result of the sale of several Properties, as described above in "Capital Resources." During 1998 and 1997, the decrease in rental income was partially offset by increases of approximately $299,900 and $24,700 due to the reinvestment of net sales proceeds in various Properties during 1998 and 1997, as described above in "Capital Resources".

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

     The decrease in rental and earned income during 1998, as compared to 1997, was partially offset by, and the decrease in 1997, as compared to 1996, was partially attributable to the Partnership increasing its allowance for doubtful accounts during 1997, by approximately $57,700 for rental and other amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. Rental and earned income decreased by approximately $79,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of these Properties in June 1997 and the General Partners agreed that they will cease collection efforts on past due rental amounts once the former tenant of these Properties pays all amounts due under the promissory note for past due real estate taxes described above in "Capital Resources." No such allowance was established during 1998 due to the fact that the Partnership
(i) re-leased the Property located in Connorsville, Indiana, to a new tenant who began operating the Property after it was renovated into an Arby's Property and
(ii) sold the Property located in Richmond, Indiana, in November 1997, as described above in "Capital Resources."

     In October 1995, the tenant ceased operations of the Property in South Haven, Michigan. In connection therewith, in June 1997, the Partnership incurred renovation costs to convert the Property into an Arby's restaurant and entered into an operating agreement. In March 1998, the Partnership entered into a new lease for this Property, as described above in "Capital Resources," and earned approximately $40,200 and $5,100 in rental income during 1998 and 1997, respectively.

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

     In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $173,941, $56,015, and $46,452, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1998, as compared to 1997, is primarily attributable to the fact that during 1998, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties in a Property with affiliates of the General Partners, as tenants-in-common and acquired an interest in RTO Joint Venture with an affiliate of the General Partners, as described above in "Capital Resources." The increase in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to the fact that in October 1997, the Partnership acquired an interest in a Property with affiliates as tenants-in-common, as described above in "Capital Resources."

     During the year ended December 31, 1998, one lessee of the Partnership and its consolidated joint venture, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affili-ates as tenants-in-common). As of December 31, 1998 Golden Corral Corporation was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, this lessee will continue to contribute more than ten percent of the Partnership's total rental and mortgage interest income during 1999. In addition, two Restaurant Chains, Golden Corral and Wendy's Old Fashioned Hamburger Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income during 1998, (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $520,292, $574,472, and $631,565 for the years ended December 31, 1998, 1997, and 1996, respectively. The decrease in operating expenses during 1998 and 1997, each as compared to the previous year, was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1998, 1997, and 1996, as described above in "Capital Resources." The decrease in operating expenses during 1998, as compared to 1997, is partially offset by the fact that the Partnership incurred $14,644 in transaction costs related to the General Partner's retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     Due to the tenant defaults under the leases for the Properties in Belding, Michigan; Daleville, Indiana, and Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, expect to continue to incur operating expenses relating to such Properties until the Properties are sold or re-leased to new tenants.

     In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1997 and 1996, respectively, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $3,291, $1,362, and $19,369 for the years ended December 31, 1998, 1997, and 1996, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gain on the sales was deferred and is being recognized as income proportionately as payments under the mortgage notes are collected. Therefore, the balance of the deferred gain of $319,866 at December 31, 1998, will be recognized as income in future periods as payments are collected. For federal income tax purposes, gains of approximately $194,100 and $136,900 from the sale of the Properties in St. Cloud, Florida, and Myrtle Beach, South Carolina, respectively, were also deferred and are being recognized as payments under the mortgage notes are collected.

     As a result of the sales of several Properties as described above in "Capital Resources," the Partnership recognized gains totalling $440,822 and $549,516 during 1998 and 1997, respectively, for financial reporting purposes. The gains for 1997, were partially offset by a loss of $141,567 for financial reporting purposes, resulting from the November 1997 sale of the Property in Richmond, Indiana, as described above in "Capital Resources."

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

     At December 31, 1996, the Partnership established an allowance for loss on land and building in the amount of $169,463 for its Property in Franklin, Tennessee, for financial reporting purposes. The allowance represented the difference between (i) the Property's carrying value at December 31, 1996, plus the additional rental income (accrued rental income) that the Partnership had recognized since inception of the lease relating to the straight-lining of future scheduled rent increases minus (ii) $960,741 received as net sales proceeds in conjunction with the sale of the Property in January 1997, as described above in "Capital Resources."

     In addition, during 1996, the Partnership established an allowance for loss on land and building for its Property in Richmond, Indiana. The allowance of $70,062 represented the difference between the Property's carry-ing value at December 31, 1996, and the estimated fair value of the Property based on an anticipated sales price of this Property. This Property was sold in November 1997, as described above in "Capital Resources."

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 2,049,031 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,212,956 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Interest Rate Risk

     The Partnership has provided fixed rate mortgages to borrowers. The principal amounts outstanding under the mortgage notes totaled $2,049,981 at December 31, 1998. The General Partners believe that the estimated fair value of the mortgage notes at December 31, 1998 approximated the outstanding principal amounts.

     The Partnership is exposed to equity loss in the event of changes in interest rates. The fair value of the mortgage notes would decline if interest rates rise.

     The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                        Mortgage notes
                                                          Fixed Rates
                                                        --------------
          1999                                             $    26,987
          2000                                               1,042,574
          2001                                                  50,615
          2002                                                  56,332
          2003                                                  62,696
          Thereafter                                           810,777
                                                        --------------

                                                           $ 2,049,981
                                                        ==============


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Risk.

Item 8. Financial Statements and Supplementary Data

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                 Page
                                                                 ----
Report of Independent Accountants                                  19

Financial Statements:

  Balance Sheets                                                   20

  Statements of Income                                             21

  Statements of Partners' Capital                                  22

  Statements of Cash Flows                                         23

  Notes to Financial Statements                                    25

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


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 18, 1999, except for Note 12 for which the date is March 11, 1999.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                            December 31,
                                                                    1998                  1997
                                                                ------------           ------------
                  Assets
                  ------

Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on land and buildings                               $ 10,660,128           $ 12,421,143
Net investment in direct financing leases                          1,708,966              2,277,481
Investment in joint ventures                                       2,282,012              1,558,709
Mortgage notes receivable, less deferred gain                      1,748,060              1,758,167
Cash and cash equivalents                                            352,648              1,361,290
Receivables, less allowance for doubtful
   accounts of $141,505 and $137,892                                  87,490                108,261
Prepaid expenses                                                       1,872                  9,307
Accrued rental income                                                239,963                169,726
Other assets                                                          54,346                 54,346
                                                                ------------           ------------

                                                                $ 17,135,485           $ 19,718,430
                                                                ============           ============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                                $      7,546           $     24,229
Accrued construction costs payable                                        --                125,000
Accrued and escrowed real estate
   taxes payable                                                      10,361                 93,392
Distributions payable                                                500,000                575,000
Due to related parties                                               228,448                143,867
Rents paid in advance and deposits                                     6,112                 13,479
                                                                ------------           ------------
       Total liabilities                                             752,467                974,967

Minority interest                                                    155,916                222,929

Partners' capital                                                 16,227,102             18,520,534
                                                                ------------           ------------

                                                                $ 17,135,485           $ 19,718,430
                                                                ============           ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                Year Ended December 31,
                                                                    1998                 1997                  1996
                                                                -----------           -----------           -----------
Revenues:
 Rental income from operating leases                            $ 1,168,301           $ 1,343,833           $ 1,746,021
 Earned income from direct financing leases                         199,002               157,134               185,552
 Contingent rental income                                           133,179               233,663               130,167
 Interest and other income                                          282,795               302,503               147,804
                                                                -----------           -----------           -----------
                                                                  1,783,277             2,037,133             2,209,544
                                                                -----------           -----------           -----------

Expenses:
 General operating and administrative                               166,878               166,346               178,991
 Professional services                                               20,542                23,172                22,605
 Bad debt expense                                                     5,882                 9,007                    --
 Real estate taxes                                                   35,434                39,619                40,711
 State and other taxes                                                9,658                11,897                12,492
 Depreciation and amortization                                      267,254               324,431               376,766
 Transaction costs                                                   14,644                    --                    --
                                                                -----------           -----------           -----------
                                                                    520,292               574,472               631,565
                                                                -----------           -----------           -----------

Income Before Minority Interest in Loss of Consolidated
 Joint Venture, Equity in Earnings Of Unconsolidated
 Joint Ventures, Gain on Sale of Land and Buildings and
 Provision for Loss on Land and Buildings                         1,262,985             1,462,661             1,577,979

Minority interest in Loss of Consolidated Joint Venture              67,013                54,622                23,884

Equity in Earnings of Unconsolidated Joint Ventures                 173,941                56,015                46,452

Gain on Sale of Land and Buildings                                  444,113               409,311                19,369

Provision for Loss on Land and Buildings                           (403,157)             (250,694)             (239,525)
                                                                -----------           -----------           -----------

Net Income                                                      $ 1,544,895           $ 1,731,915           $ 1,428,159
                                                                ===========           ===========           ===========

Allocation of Net Income:
 General partners                                               $     9,748           $    11,809           $    12,513
 Limited partners                                                 1,535,147             1,720,106             1,415,646
                                                                -----------           -----------           -----------

                                                                $ 1,544,895           $ 1,731,915           $ 1,428,159
                                                                ===========           ===========           ===========

Net Income Per Limited Partner Unit                             $     30.70           $     34.40           $     28.31
                                                                ===========           ===========           ===========

Weighted Average Number of Limited Partner
 Units Outstanding                                                   50,000                50,000                50,000
                                                                ===========           ===========           ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997 and 1996

                                                General Partners                                Limited Partners
                                         --------------------------     --------------------------------------------------------
                                                        Accumulated                                   Accumulated    Syndication
                                         Contributions   Earnings       Contributions  Distributions    Earnings        Costs
                                         -------------  -----------     -------------  -------------  -----------   ------------
Balance, December 31, 1995                   $  77,500    $ 126,460      $ 25,000,000  $ (15,168,240) $ 12,524,040  $ (2,865,000)

   Contributions from general partner          159,700           --                --             --            --            --
   Distributions to limited partners
     ($46 per limited partner unit)                 --           --                --     (2,300,000)           --            --
   Net income                                       --       12,513                --             --     1,415,646            --
                                         -------------  -----------     -------------  -------------  ------------  ------------

Balance, December 31, 1996                     237,200      138,973        25,000,000    (17,468,240)   13,939,686    (2,865,000)

    Contributions from general partner         106,000           --                --             --            --            --
    Distributions to limited partners
      ($46 per limited partner unit)                --           --                --     (2,300,000)           --            --
    Net income                                      --       11,809                --             --     1,720,106            --
                                         -------------  -----------     -------------  -------------  ------------ -------------

Balance, December 31, 1997                     343,200      150,782        25,000,000    (19,768,240)   15,659,792    (2,865,000)

   Distributions to limited partners
     ($77 per limited partner unit)                 --           --                --     (3,838,327)           --            --
   Net income                                       --        9,748                --             --     1,535,147            --
                                         -------------  -----------     -------------  -------------  ------------ -------------

Balance, December 31, 1998                   $ 343,200    $ 160,530      $ 25,000,000  $ (23,606,567) $ 17,194,939  $ (2,865,000)
                                         =============  ===========     =============  =============  ============ =============

                                                  Total
                                              ------------
Balance, December 31, 1995                    $ 19,694,760

 Contributions from general partner                159,700
 Distributions to limited partners
   ($46 per limited partner unit)               (2,300,000)
 Net income                                      1,428,159
                                              ------------
                                                18,982,619
Balance, December 31, 1996
 Contributions from general partner                106,000
 Distributions to limited partners
   ($46 per limited partner unit)               (2,300,000)
 Net income                                      1,731,915
                                              ------------
                                                18,520,534
Balance, December 31, 1997

 Distributions to limited partners
   ($77 per limited partner unit)               (3,838,327)
 Net income                                      1,544,895
                                              ------------

Balance, December 31, 1998                    $ 16,227,102
                                              ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                         Year Ended December 31,
                                                              1998                 1997               1996
                                                          -----------          -----------         -----------
Increase (Decrease) in Cash and Cash Equivalents:

   Cash Flows from Operating Activities:
     Cash received from tenants                           $ 1,490,412          $ 1,771,467         $ 2,083,722
     Distributions from unconsolidated joint
           ventures                                           215,839               53,176              53,782
     Cash paid for expenses                                  (331,363)            (305,341)           (161,730)
     Interest received                                        274,847              293,929             127,971
                                                          -----------          -----------         -----------
       Net cash provided by operating activities            1,649,735            1,813,231           2,103,745
                                                          -----------          -----------         -----------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings               2,125,220            5,271,796             100,000
     Additions to land and buildings on operating
       leases                                                (125,000)          (1,900,790)                 --
     Investment in direct financing leases                         --             (911,072)                 --
     Investment in joint ventures                            (765,201)          (1,090,062)                 --
     Collections on mortgage notes receivable                  19,931                9,265               6,712
     Other                                                         --                   --             (26,287)
                                                          -----------          -----------         -----------
       Net cash provided by investing activities            1,254,950            1,379,137              80,425
                                                          -----------          -----------         -----------

   Cash Flows from Financing Activities:
     Contributions from general partner                            --              106,000             159,700
     Distributions to limited partners                     (3,913,327)          (2,300,000)         (2,300,000)
                                                          -----------          -----------         -----------
       Net cash used in financing activities               (3,913,327)          (2,194,000)         (2,140,300)
                                                          -----------          -----------         -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                               (1,008,642)             998,368              43,870

Cash and Cash Equivalents at Beginning of Year              1,361,290              362,922             319,052
                                                          -----------          -----------         -----------

Cash and Cash Equivalents at End of Year                  $   352,648          $ 1,361,290         $   362,922
                                                          ===========          ===========         ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                             Year Ended December 31,
                                                                 1998                 1997                1996
                                                              -----------          -----------         -----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

   Net income                                                 $ 1,544,895          $ 1,731,915         $ 1,428,159
                                                              -----------          -----------         -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Bad debt expense                                             5,882                9,007                  --
       Depreciation                                               267,254              324,431             376,766
       Minority interest in loss of consolidated
         joint venture                                            (67,013)             (54,622)            (23,884)
       Equity in earnings of unconsolidated
         joint ventures, net of distributions                      41,898               (2,839)              7,330
       Gain on sale of land and buildings                        (444,113)            (409,311)            (19,369)
       Provisions for loss on land and buildings                  403,157              250,694             239,525
       Decrease in net investment in direct
         financing leases                                          38,017               42,682              46,387
       Decrease (increase) in accrued interest
         on mortgage note receivable                               (6,533)               6,788              (9,414)
       Decrease (increase) in receivables                          17,333              (43,006)             10,270
       Decrease in prepaid expenses                                 7,435                1,109               1,505
       Increase in accrued rental income                          (70,237)             (19,527)            (27,875)
       Increase (decrease) in accounts
         payable and accrued expenses                            (100,554)             (12,509)             32,032
       Increase (decrease) in due to related parties               19,181              (13,322)             59,945
       Increase (decrease) in rents paid in advance
         and deposits                                              (6,867)               1,741             (17,632)
                                                              -----------          -----------         -----------
          Total adjustments                                       104,840               81,316             675,586
                                                              -----------          -----------         -----------

Net Cash Provided by Operating Activities                     $ 1,649,735          $ 1,813,231         $ 2,103,745
                                                              ===========          ===========         ===========

Supplemental Schedule of Non-Cash Investing and
 Financing Activities:

   Mortgage note accepted in connection with
     sale of land and buildings                               $        --          $        --         $ 1,057,299
                                                              ===========          ===========         ===========

   Deferred real estate disposition fees incurred and
     unpaid at end of year                                    $    65,400          $        --         $    34,500
                                                              ===========          ===========         ===========

   Distributions declared and unpaid at December 31           $   500,000          $   575,000         $   575,000
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

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund V, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its 66.5%
     ----------------------------
     interest in CNL/Longacre Joint Venture, a Florida general partnership, using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The Partnership accounts for its interest in Cocoa Joint Venture, Halls Joint Venture, RTO Joint Venture and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and properties.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1998 presentation. These reclassifications had no effect on partners' capital or net income.

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                                 1998                1997
                                                             ------------        ------------
          Land                                               $  5,352,136        $  6,069,665
          Buildings                                             7,857,598           8,546,530
                                                             ------------        ------------
                                                               13,209,734          14,616,195

          Less accumulated depreciation                        (1,895,755)         (1,944,358)
                                                             ------------        ------------
                                                               11,313,979          12,671,837
          Less allowance for loss on
           land and buildings                                    (653,851)           (250,694)
                                                             ------------        ------------

                                                             $ 10,660,128        $ 12,421,143
                                                             ============        ============

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------


     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                    $  1,087,538
          2000                                       1,101,658
          2001                                       1,075,591
          2002                                         987,031
          2003                                         999,957
          Thereafter                                 8,250,965
                                                  ------------
                                                  $ 13,502,740
                                                  ============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                1998              1997
                                                            -----------       -----------
          Minimum lease payments
             receivable                                     $ 3,260,110       $ 4,213,033
          Estimated residual values                             566,502           806,792
          Less unearned income                               (2,117,646)       (2,742,344)
                                                            -----------       -----------

          Net investment in direct
           financing leases                                 $ 1,708,966       $ 2,277,481
                                                            ===========       ===========

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                                $   220,518
          2000                                                    220,518
          2001                                                    220,518
          2002                                                    220,518
          2003                                                    220,518
          Thereafter                                            2,157,520
                                                              -----------

                                                              $ 3,260,110
                                                              ===========

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures:
     ----------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                            1998                1997
                                                         ----------          ----------
          Land and buildings on operating
           leases, less accumulated
           depreciation                                  $4,812,568          $4,277,972
          Net investment in direct financing
           lease                                            817,525                  --
          Cash                                               17,992              24,994
          Receivables                                         5,168               4,417
          Prepaid expenses                                      458                 270
          Accrued rental income                             112,279              68,819
          Liabilities                                        46,398               1,250
          Partners' capital                               5,719,592           4,375,222
          Revenues                                          555,103             151,242
          Net income                                        454,922             121,605

     The Partnership recognized income totaling $173,941, $56,015, and $46,452 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.   Mortgage Notes Receivable:
     -------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

6.   Mortgage Notes Receivable - Continued:
     -------------------------------------

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

     The mortgage notes receivable consisted of the following at December 31:

                                                                           1998            1997
                                                                        ----------      ----------
        Principal balance                                               $2,049,981      $2,069,912
        Accrued interest receivable                                         17,945          11,412
        Less deferred gains on sale of land and buildings                 (319,866)       (323,157)
                                                                        ----------      ----------
                                                                        $1,748,060      $1,758,167
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

7.   Receivables:
     -----------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

8.   Allocations and Distributions:
     -----------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

8.   Allocations and Distributions - Continued:
     -----------------------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                                   1998                1997                1996
                                                                                ----------          ----------          ----------
          Net income for financial
           reporting purposes                                                   $1,544,895          $1,731,915          $1,428,159

          Depreciation for tax reporting purposes
           less than (in excess of) depreciation for
           financial reporting purposes                                             18,802             (23,618)            (28,058)

          Gain on disposition of land and buildings
           for financial reporting purposes in
           excess of gain for tax reporting purposes                               (16,347)           (354,648)             (1,606)

          Allowance for loss on land and  buildings                                403,157             250,694             239,525

          Direct financing leases recorded as operating
           leases for tax reporting purposes                                        38,017              42,682              46,387

          Equity in earnings of unconsolidated
           joint ventures for tax reporting purposes
           in excess of (less than) equity in earnings
           of unconsolidated joint ventures  for
           financial reporting purposes                                             10,795              (1,914)             (1,900)

          Capitalization of transaction costs for tax
           reporting purposes                                                       14,644                  --                  --

          Allowance for doubtful accounts                                            3,613             100,149              33,254

          Accrued rental income                                                    (70,237)            (19,527)            (27,875)

          Capitalization of administrative expenses for tax
           reporting purposes                                                       22,990                  --                  --

          Rents paid in advance                                                     (6,867)              1,241             (17,632)

          Minority interest in temporary differences
           of consolidated joint venture                                           (84,622)            (41,515)               (343)

          Other                                                                      1,705              36,721                  --
                                                                                ----------          ----------          ----------

          Net income for federal income tax purposes                            $1,880,545          $1,722,180          $1,669,911
                                                                                ==========          ==========          ==========

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Related Party Transactions:
     --------------------------

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Related Party Transactions - Continued:
     --------------------------------------

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

     The due to related parties consisted of the following at December 31:

                                                         1998           1997
                                                       --------       --------
          Due to Affiliates:
           Expenditures incurred on
             behalf of the Partnership                 $ 77,907       $ 67,106
           Accounting and administrative
             services                                    50,641         42,261
           Deferred, subordinated real
             estate disposition fee                      99,900         34,500
                                                       --------       --------

                                                       $228,448       $143,867
                                                       ========       ========

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

11.  Concentration of Credit Risk:
     ----------------------------

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

                                                                 1998              1997              1996
                                                               --------          --------          ---------
          Golden Corral Corporation                            $195,511          $195,511           $    N/A
          Shoney's, Inc.                                            N/A           229,795            241,119

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

                                                                 1998              1997              1996
                                                               --------          --------          --------
          Wendy's Old Fashioned
           Hamburger Restaurant                                $220,347          $302,253          $293,817
          Golden Corral Family
           Steakhouse                                           195,511               N/A               N/A
          Denny's                                                   N/A           312,510           310,021
          Perkins                                                   N/A           228,492           268,939

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

12.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,049,031 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,212,956 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting.
     If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28/th/ day of October, 1999.

                                               CNL INCOME FUND V, LTD.

                                               By:  CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ----------------------------
                                                    ROBERT A. BOURNE, President


                                               By:  ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ----------------------------
                                                    ROBERT A. BOURNE


                                               By:  JAMES M. SENEFF, JR.
                                                    General Partner

                                                    /s/ James M. Seneff, Jr.
                                                    ----------------------------
                                                    JAMES M. SENEFF, JR.

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

              Signature                                 Title                                 Date
              ---------                                 -----                                 ----
/s/ Robert A. Bourne                    President, Treasurer and Director                October 28, 1999
--------------------------              (Principal Financial and Accounting
Robert A. Bourne                        Officer)

/s/ James M. Seneff, Jr.                Chief Executive Officer and Director             October 28, 1999
--------------------------              (Principal Executive
James M. Seneff, Jr.                    Officer)