Form 10-Q
period 1999-09-30
CNL INCOME FUND V LTD
filed 1999-11-12
CIK 837985

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended             September 30, 1999
                               -------------------------------------

                                      OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                      to
                              ----------------------  --------------------------


                            Commission file number
                                    0-19141
                                --------------


                            CNL Income Fund V, Ltd.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Florida                                              59-2922869
---------------------------                              --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)



450 South Orange Avenue
Orlando, Florida                                                 32801
---------------------------                              --------------------
(Address of principal                                         (Zip Code)
 executive offices)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                        --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                      --------    -------

                                   CONTENTS



Part I                                                                    Page
                                                                          ----

     Item 1. Financial Statements:

               Condensed Balance Sheets                                    1

               Condensed Statements of Income                              2

               Condensed Statements of Partners' Capital                   3

               Condensed Statements of Cash Flows                          4

               Notes to Condensed Financial Statements                     5-9

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-19

     Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                 19

Part II

   Other Information                                                       20-22

                             CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                 September 30,     December 31,
                                                     1999              1998
                                              ----------------    -------------

                 ASSETS

Land and buildings on operating leases, less
     accumulated depreciation of $1,939,373
     and $1,895,755 in 1999 and 1998,
     respectively and allowance for loss on
     land and  buildings of $823,333 and
     $653,851 in 1999 and 1998,  respectively    $ 9,406,144         $10,660,128
Net investment in direct financing leases          1,680,724           1,708,966
Investment in joint ventures                       2,395,508           2,282,012
Mortgage notes receivable, less deferred
     gain of $137,629 and $319,866 in 1999
     and 1998, respectively                          870,370           1,748,060
Cash and cash equivalents                          2,285,305             352,648
Receivables, less allowance for doubtful
     accounts of $140,966 and $141,505
     in 1999 and 1998, respectively                   17,811              87,490
Prepaid expenses                                       5,809               1,872
Accrued rental income                                285,058             239,963
Other assets                                          54,346              54,346
                                                 -----------         -----------

                                                 $17,001,075         $17,135,485
                                                 ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                     115,298         $     7,546
Accrued real estate taxes payable                     10,426              10,361
Distributions payable                                500,000             500,000
Due to related parties                               304,583             228,448
Rents paid in advance                                 24,231               6,112
                                                 -----------         -----------
     Total liabilities                               954,538             752,467

Commitments and Contingencies (Note 6)

Minority interest                                     81,558             155,916

Partners' capital                                 15,964,979          16,227,102
                                                 -----------         -----------

                                                 $17,001,075         $17,135,485
                                                 ===========         ===========


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                       Quarter Ended          Nine Months Ended
                                                       September 30,            September 30,
                                                      1999        1998        1999         1998
                                                 -----------   ---------   ----------   ----------
Revenues:
     Rental income from operating leases           $ 280,162   $ 297,826   $  855,847   $  909,332
     Earned income from direct financing leases       45,547      50,326      137,147      152,669
     Interest and other income                        45,154      58,791      147,128      223,647
                                                 -----------   ---------   ----------   ----------
                                                     370,863     406,943    1,140,122    1,285,648
                                                 -----------   ---------   ----------   ----------

Expenses:
     General operating and administrative             32,761      35,693      103,763      113,010
     Bad debt expense                                     --          --           --        5,882
     Professional services                            12,772       3,235       31,354       13,314
     Real estate taxes                                 8,816      10,138       25,303       26,558
     State and other taxes                                --          --        6,404        9,658
     Depreciation                                     60,067      71,743      184,246      201,720
     Transaction costs                                44,344          --      135,532           --
                                                 -----------   ---------   ----------   ----------
                                                     158,760     120,809      486,602      370,142
                                                 -----------   ---------   ----------   ----------

Income Before Minority Interest in Loss of
     Consolidated Joint Venture, Equity in
     Earnings of Unconsolidated Joint Ventures,
     Gain on Sale of Land and Buildings and
     Provision for Loss on Land and Buildings        212,103     286,134      653,520      915,506

Minority Interest in Loss of Consolidated Joint
     Venture                                          65,186       3,955       74,358       13,405

Equity in Earnings of Unconsolidated Joint
     Ventures                                         54,476      40,315      283,741      112,418

Gain on Sale of Land and Buildings                       318         838      395,740      443,443
                                                 -----------   ---------   ----------   ----------

Provision for Loss on Land and Buildings            (169,482)   (120,508)    (169,482)    (273,141)
                                                 -----------   ---------   ----------   ----------

Net Income                                         $ 162,601   $ 210,734   $1,237,877   $1,211,631
                                                 ===========   =========   ==========   ==========

Allocation of Net Income:
     General partners                              $   1,625   $     179   $   10,782   $    6,534
     Limited partners                                160,976     210,555    1,227,095    1,205,097
                                                 -----------   ---------   ----------   ----------

                                                   $ 162,601   $ 210,734   $1,237,877   $1,211,631
                                                 ===========   =========   ==========   ==========

Net Income Per Limited Partner Unit                    $3.22       $4.21       $24.54       $24.10
                                                 ===========   =========   ==========   ==========

Weighted Average Number of Limited Partners
     Units Outstanding                                50,000      50,000       50,000       50,000
                                                 ===========   =========   ==========   ==========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                          Nine Months Ended      Year Ended
                                            September 30,       December 31,
                                                 1999               1998
                                        -------------------   ----------------

General partners:
     Beginning balance                          $   503,730        $   493,982
     Net income                                      10,782              9,748
                                        -------------------   ----------------
                                                    514,512            503,730
                                        -------------------   ----------------
Limited partners:
     Beginning balance                           15,723,372         18,026,552
     Net income                                   1,227,095          1,535,147
     Distributions ($30.00 and $76.77
      per limited partner unit,
      respectively)                              (1,500,000)        (3,838,327)
                                        -------------------   ----------------
                                                 15,450,467         15,723,372
                                        -------------------   ----------------

Total partners' capital                         $15,964,979        $16,227,102
                                        ===================   ================


                 See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                       Nine Months Ended
                                                         September 30,
                                                     1999             1998
                                                 -------------   ------------

Increase (Decrease) in Cash and Cash
 Equivalents

     Net Cash Provided by Operating
      Activities                                  $  1,268,379    $ 1,230,725
                                                 -------------   ------------

     Cash Flows from Investing Activities:
          Proceeds from sale of land and
           buildings                                 1,113,759      2,125,220
          Additions to land and building on
           operating lease                                  --       (125,000)
          Investment in joint venture                       --       (713,480)
          Collections on mortgage notes
           receivable                                1,050,519         15,757
                                                 -------------   ------------
               Net cash provided by
                investing activities                 2,164,278      1,302,497
                                                 -------------   ------------

     Cash Flows from Financing Activities:
          Distributions to limited partners         (1,500,000)    (3,413,327)
                                                 -------------   ------------
               Net cash used in financing
                activities                          (1,500,000)    (3,413,327)
                                                 -------------   ------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                         1,932,657       (880,105)

Cash and Cash Equivalents at Beginning of
 Period                                                352,648      1,361,290
                                                 -------------   ------------

Cash and Cash Equivalents at End of Period        $  2,285,305    $   481,185
                                                 =============   ============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Deferred real estate disposition
          fees incurred and unpaid at
          end of period                           $         --    $    65,400
                                                 =============   ============

          Distributions declared and unpaid
           at end of period                       $    500,000    $   500,000
                                                 =============   ============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ----------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Buildings on Operating Leases:
     --------------------------------------

     As of December 31, 1998, the Partnership had established an allowance for loss on land and buildings of $653,851, for financial reporting purposes, relating to the properties in Belding, Michigan and Daleville, Indiana and the property in Lebanon, New Hampshire, owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture. During the quarter ended September 30, 1999, CNL/Longacre Joint Venture increased its allowance by $169,482 for the property in Lebanon, New Hampshire, based on a change in the current estimate of net realizable value for the property. The allowances represent the difference between the net carrying values of properties at September 30, 1999 and current estimates of net realizable values of these properties.

     During the nine months ended September 30, 1999, the Partnership sold its properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $171,200 in excess of their original purchase prices.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


3.   Investment in Joint Ventures:
     ----------------------------

     In June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915. This resulted in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in February 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $219,900 in excess of its original purchase price. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                         September 30,  December 31,
                                             1999           1998
                                       ---------------  ------------

        Land and buildings on
          operating leases, less
             accumulated depreciation       $4,170,068    $4,812,568
        Net investment in direct
             financing lease                   811,050       817,525
        Cash                                    24,423        17,992
        Restricted cash                        896,957            --
        Receivables                                 --         5,168
        Prepaid expenses                           520           458
        Accrued rental income                   91,469       112,279
        Liabilities                             53,234        46,398
        Partners' capital                    5,941,253     5,719,592
        Revenues                               480,861       555,103
        Gain on sale of property               239,336            --
        Net income                             647,656       454,922

The Partnership recognized income totaling $283,741 and $112,418 for the nine months ended September 30, 1999 and 1998, respectively, from these joint venture, $54,476 and $40,315 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.   Mortgage Notes Receivable:
     -------------------------

     As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its properties. During the nine months ended September 30, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note accepted in connection with the sale of the property in St. Cloud, Florida, and in connection therewith, the Partnership recognized the remaining gain of $181,610 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

5.   Related Party Transactions:
     --------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

6.   Commitments and Contingencies:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,024,516 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,212,956 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


6.   Commitments and Contingencies - (Continued):
     -------------------------------------------

     portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

7.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental, earned, and mortgage interest income from individual lessees, each representing more than ten percent of the Partnership's rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliates) for at least one of the nine months ended September 30:

                                      1999       1998
                                    --------   -------

       Golden Corral Corporation    $146,633  $146,633
       Slaymaker Group, Inc.         138,175   139,005

     In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and properties held as tenants-in-common with affiliates) for at least one of the nine months ended September 30:

                         1999        1998
                       --------    --------

       Golden Corral    $146,633  $146,633
       Tony Roma's       138,175   139,005

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 22 Properties, which included interests in three Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

     During the nine months ended September 30, 1999 and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,268,379 and $1,230,725, respectively. The increase in cash from operations for the nine months ended September 30, 1999, was primarily a result and changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     During the nine months ended September 30, 1999, the Partnership sold its Properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These Properties were originally acquired by the Partnership in December 1989 and had costs totalling approximately $942,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $171,200 in excess of their original purchase prices. The general partners expect to use the proceeds received from the sale of these Properties to reinvest in additional Properties or to pay Partnership liabilities.

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

     As of December 31, 1998, the Partnership had accepted two promissory notes in connection with the sale of two of its Properties. During the nine months ended September 30, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note accepted in connection with the sale of the Property in St. Cloud, Florida. The Partnership intends to reinvest the amounts collected in an additional Property.

     Currently, rental income from the Partnership's Properties, amounts collected under its promissory notes, as described above, and net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and, for net sales proceeds, to reinvest in additional Properties. At September 30, 1999, the Partnership had $2,285,305 invested in such short-term investments, as compared to $352,648 at December 31, 1998. The increase in cash and cash equivalents at September 30, 1999, is primarily attributable to the receipt of net sales proceeds relating to the sales of the Properties in Endicott and Ithaca, New York, and the receipt of the remaining outstanding balance of the mortgage note receivable as described above. The funds remaining at September 30, 1999, will be used towards the reinvestment in additional Properties and to pay distributions and other liabilities.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, proceeds received from the sales of Properties, the Partnership declared distributions to the limited partners of $1,500,000 and $3,338,327 for the nine months ended September 30, 1999 and 1998, respectively, ($500,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for the nine months ended September 30, 1999 and 1998 of $30.00 and $66.77 per unit, respectively ($10.00 per unit for each of the quarters ended September 30, 1999 and 1998). Distributions for the nine months ended September 30, 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the sale of Properties. No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for nine months ended September 30, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership increased to $954,538 at September 30, 1999, from $752,467 at December 31, 1998, partially due to the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities is also partially a result of an increase in amounts due to related parties at September 30, 1999, as compared to December 31, 1998. Liabilities at September 30, 1999, to the extent they exceed cash and cash equivalents at September 30, 1999 (excluding amounts held representing net sales proceeds from the sale of Properties and collections under the promissory note, as described above), will be paid from future cash from operations, or in the event the general partners elect to make capital contributions, from future general partner contributions.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 22 wholly owned Properties (including two Properties which were sold during 1998), and during the nine months ended September 30, 1999, the Partnership and CNL/Longacre Joint Venture owned and leased 20 wholly owned Properties (including two Properties which were sold in March 1999), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership, and CNL/Longacre Joint Venture earned $992,994 and $1,062,001, respectively, in rental income from operating leases and earned income from direct financing leases, $325,709 and $348,152 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income decreased approximately $19,400 and $59,000 during the quarter and nine months ended September 30, 1999, respectively, as compared to the quarter and nine months ended September 30, 1998, as a result of the sales of the Properties during 1999, and 1998.

     Rental and earned income also decreased by approximately $3,900 and $12,800 during the quarter and nine months ended September 30, 1999, respectively, due to the fact that in August 1998, the tenant of the Property in Daleville, Indiana terminated its lease with the Partnership. The Partnership is currently seeking a new tenant or purchaser for this Property.

     The decrease in rental and earned income during the nine months ended September 30, 1999, was partially offset by an increase of approximately $8,900 resulting from the Partnership entering into a new lease for the Property in South Haven, Michigan during the nine months ended September 30, 1998.

     Rental and earned income during the quarters and nine months ended September 30, 1999 and 1998 continued to remain at reduced amounts due to the fact that the Partnership is not receiving rental income relating to the Properties in Belding, Michigan and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The Partnership is currently seeking new tenants or purchasers for these Properties and the Property in Daleville, Indiana, as described above.

     During the nine months ended September 30, 1999 and 1998, the Partnership also owned and leased three Properties indirectly through joint venture arrangements (including one Property in Halls Joint Venture which was sold in June 1999) and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $283,741 and $112,418, respectively, $54,476 and $40,315 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in net income earned by these joint ventures during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, recognized a gain of approximately $239,300 for financial reporting purposes as a result of the sale of its Property, as described above in "Capital Resources." Because the joint venture intends to reinvest the sales proceeds in an additional Property, the Partnership does not anticipate that the sale of the Property will have a material adverse effect on results of operations of the Partnership. The increase during the quarter and nine months ended September 30, 1999 was also attributable to the fact that in May 1998, the Partnership reinvested net sales proceeds from the sale of the Property in Tyler, Texas, in RTO Joint Venture with an affiliate of the general partners.

     During the nine months ended September 30, 1999 and 1998, the Partnership also earned $147,128 and $223,647, respectively, in interest and other income, $45,154 and $58,791 of which were earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease during the quarter and nine months ended September 30, 1999 was partially attributable to a reduction in interest earned on the mortgage note accepted in connection with the sale of the Property located in St. Cloud, Florida due to the fact that the Partnership collected the outstanding balance of the mortgage note during the nine months ended September 30, 1999, as described above in "Capital Resources." Interest and other income was also lower during the quarter and nine months ended September 30, 1999, partially due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership earned interest on the net sales proceeds relating to the sale of the Properties in Tyler, Texas and Port Orange, Florida, pending the reinvestment of the net sales proceeds in additional Properties. The Partnership distributed the net sales proceeds from the sale of the Property in Port Orange, Florida as a special distribution to the limited partners in April 1998, and in May 1998, and contributed the net sales proceeds from the sale of the Property in Tyler, Texas, in RTO Joint Venture, a joint venture with an affiliate of the general partners.

     During the nine months ended September 30, 1999, two lessees, Golden Corral Corporation and Slaymaker Group, Inc., and two restaurant chains contributed more than ten percent of the Partnership's and its consolidated joint venture's total rental, earned and mortgage interest income (including the Partnership's share of the rental and earned income from the

Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). As of September 30, 1999, Golden Corral Corporation was the lessee under leases relating to two Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Slaymaker Group, Inc. was the lessee under a lease relating to one Tony Roma's Famous for Ribs Restaurant. It is anticipated that, based on the minimum rental payments required by the leases, that these lessees and restaurant chains will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income for the remainder of 1999. Any failure of these lessees restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation expense, were $486,602 and $370,142 for the nine months ended September 30, 1999 and 1998, respectively, of which $158,760 and $120,809 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily attributable to the fact that the Partnership incurred $44,344 and $135,532 during the quarter and nine months ended September 30, 1999, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based on the percentage of "For" votes and the general partners will bear the portion of the transaction costs based on the percentage of "Against" votes and abstentions. The increase in operating expenses for the quarter and nine months ended September 31, 1999, was partially offset by a decrease in depreciation expense due to the sales of several Properties during 1999 and 1998.

     Operating expenses were also higher during 1999 due to tenant defaults during 1998 under the terms of the lease arrangements for the Properties in Belding, Michigan; Daleville, Indiana; and Lebanon, New Hampshire. The Partnership has incurred and expects to continue to incur operating expenses, such as repairs and maintenance, insurance, and real estate tax expenses, relating to these Properties, until the Properties are sold or re-leased to new tenants.

     As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $182,237 and $2,621 during the nine months ended September 30, 1999 and 1998, respectively, $318 and $838 of which were recognized during the quarters ended September 30, 1999 and 1998, respectively. The increase in the gain recognized during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is due to the fact that the Partnership collected the outstanding balance relating to the promissory note collateralized by a Property in St. Cloud, Florida, as described above in "Capital Resources," which resulted in the recognition of the remaining deferred gain for financial reporting purposes.

     As a result of the 1999 sales of the Properties, as described above in "Capital Resources," and the 1998 sales of the Properties in Port Orange, Florida and Tyler, Texas, the Partnership recognized total gains of $213,503 and $440,822 for financial reporting purposes during the nine months ended September 30, 1999 and 1998, respectively.

     As of December 31, 1998, the Partnership had established an allowance for loss on land and building of $221,897 for financial reporting purposes relating to the Property in Lebanon, New Hampshire, owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture. During the quarter and nine months ended September 30, 1999, the Partnership increased the allowance by $169,482 for this Property. The allowance represents the difference between the net carrying value of the Property at September 30, 1999 and the current estimate of net realizable value of this Property. In addition, during the quarter and nine months ended September 30, 1998, the Partnership established an allowance for loss on land and building of $120,508 and $273,141, respectively, for financial reporting purposes, relating to the Properties in Belding, Michigan and Daleville, Indiana, which are vacant and which the Partnership has not successfully re-leased. The loss represented the difference between the Properties carrying values at September 30, 1998 and the current estimate of net realizable values at September 30, 1998. No additional allowance was deemed necessary for the quarter and nine months ended September 30, 1999 for these two Properties

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,024,516 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $20,212,956 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II -Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 50 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has provided a fixed rate mortgage note to a borrower. The general partners believe that the estimated fair value of the mortgage note at September 30, 1999 approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                            Mortgage note
                                             Fixed Rate
                                          ----------------

          1999                              $    2,367
          2000                                 997,096
          2001                                      --
          2002                                      --
          2003                                      --
          Thereafter                                --
                                          ----------------

                                            $  999,463
                                          ================

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt
             ---------------------------------------------------------------
          Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky
          -----------------------------------------------------------------
          Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
          -----------------------------------------------------------
          Corporation, and CNL American Properties Fund, Inc., Case No.
          ----------------------------------------------------
          CIO990003561.

          On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a
                                    -------------------------------------------
          class of persons similarly situated, v. CNL American Properties Fund,
          ---------------------------------------------------------------------
          Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation,
          ---------------------------------------------------------------------
          CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial
          ----------------------------------------------------------------------
          Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO.
          --------------------------------------------------------
          CIO993796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

          On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                        -----------------------
          Litigation, Case No. 99 3561. Pursuant to this order, the plaintiffs
          ----------------------------
          in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.   Changes in Securities. Inapplicable.
          ----------------------

Item 3.   Default upon Senior Securities. Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders. Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information. Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8K.
          --------------------------------

          (a) Exhibits

              2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S4, File No. 33374329.)

              3.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit
                   3.1 to Form 10K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

              4.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit
                   3.1 to Form 10K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein be reference.)

              4.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit
                   4.2 to Form 10K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

              10.1 Management Agreement (Included as Exhibit 10.1 to Form 10K
                   filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

              10.2 Assignment of Management Agreement from CNL Investment
                   Company to CNL Income Fund Advisors, Inc. (Included as
                   Exhibit 10.2 to Form 10K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

              10.3 Assignment of Management Agreement from CNL Income Fund
                   Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                   Exhibit 10.3 to Form 10K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

              27   Financial Data Schedule (Filed herewith.)

          (b)   Reports on Form 8K

                No reports on Form 8K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999

                             CNL INCOME FUND V, LTD.


                             By: CNL REALTY CORPORATION
                                 General Partner

                                 By: /s/ James M. Seneff, Jr.
                                     ----------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                 By: /s/ Robert A. Bourne
                                     ----------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)