Form 10-K405/A
period 1998-12-31
CNL INCOME FUND V LTD
filed 1999-12-21
CIK 837985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1998
                                           -------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ___________


                       Commission file number   0-19141

                            CNL INCOME FUND V, LTD.
            (Exact name of registrant as specified in its charter)

                Florida                               59-2922869
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                            450 South Orange Avenue
                            Orlando, Florida 32801
         (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes    X     No _____
                                         -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund V, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of all of the Partnership's Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17/th/ day of December, 1999.


                                            CNL INCOME FUND V, LTD.

                                            By:  CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


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

       Signature                               Title                                    Date
       ---------                               -----                                    ----
/s/ Robert A. Bourne             President, Treasurer and Director               December 17, 1999
--------------------------
Robert A. Bourne                 (Principal Financial and Accounting
                                 Officer)

/s/ James M. Seneff, Jr.         Chief Executive Officer and Director            December 17, 1999
--------------------------
James M. Seneff, Jr.             (Principal Executive
                                 Officer)