Form 10-K405
period 1999-12-31
CNL INCOME FUND V LTD
filed 2000-03-29
CIK 837985

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


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

      Registrant's telephone number, including area code: (407) 540-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____
                                       ---

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted in cash and a promissory note for the Property. During the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy, Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During the year ended December 31 1998, the Partnership also sold its Properties in Port Orange, Florida and Tyler, Texas. The Partnership used a portion of the sales proceeds to enter into a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners. During the year ended December 31, 1999, the Partnership also sold its Properties in Ithaca and Endicott, New York. The Partnership used the majority of the net sales proceeds received from the sale of the Property in Ithaca, New York to enter into a joint venture arrangement, Duluth Joint Venture, with affiliates of the Partnership which have the same General Partners. In addition, during 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property. As a result of the above transactions, as of December 31, 1999, the Partnership owned 23 Properties. The 23 Properties include interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. In addition, in March 2000, the Partnership sold its Property in Belding, Michigan. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 12 to 20 years (the average being 19 years) and expire between 2002 and 2019. All leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $42,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property.

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 19 of the Partnership's 23 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm.

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

     In August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana, due to financial difficulties the tenant was experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property.

     In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases.

Major Tenants

     During 1999, two lessees, Golden Corral Corporation and the Slaymaker Group, Inc. each contributed more than ten percent of the Partnership's total rental and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to two restaurants and Slaymaker Group, Inc. was the lessee under a lease relating to one property. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental and mortgage interest income in 2000. In addition, three Restaurant Chains, Golden Corral, Taco Bell, and Tony Roma's Famous For Ribs Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income in 1999 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into a joint venture arrangement, CNL/Longacre Joint Venture, with an unaffiliated entity, to purchase and hold one Property through such joint venture. The Partnership has also entered into three separate joint venture arrangements: Cocoa Joint Venture with CNL Income Fund IV, Ltd., Halls Joint Venture with CNL Income Fund VII, Ltd., and RTO Joint Venture with CNL Income Fund III, Ltd. Each joint venture was formed to purchase and hold one Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida.

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

     Each joint venture has an initial term of 15 to 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or unless terminated by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

     The Partnership has management control of the CNL/Longacre Joint Venture and shares management control equally with affiliates of the General Partners for Cocoa Joint Venture, Halls Joint Venture, and RTO Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of CNL/Longacre Joint Venture, Cocoa Joint Venture, Halls Joint Venture RTO Joint Venture is distributed 66.5%, 43.0 %, 48.9%, and 53.12%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

     In June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. The joint venture intends to reinvest the net sales proceeds received from the sale, in an additional Property.

     In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to hold one Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated in the joint venture in proportion to each partners' percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. The Partnership has a 12% interest in the profits and losses of this joint venture.

     In addition to the above joint venture agreements, in 1997, the Partnership entered into two separate agreements, with affiliates of the General Partners to purchase and hold the following Properties: a Property in Mesa, Arizona, as tenants-in-common, with CNL Income Fund II, Ltd., and a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd. and CNL Income Fund VI, Ltd. The affiliates are limited partnerships organized pursuant to the laws of the State of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 42.09% and a 27.78% interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party of the agreement.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

     As of December 31, 1999, the Partnership owned 23 Properties. Of the 23 Properties, 17 are owned by the Partnership in fee simple, four are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 12,300 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

          State                                   Number of Properties
          -----                                   --------------------
          Arizona                                             1
          Florida                                             3
          Georgia                                             2
          Illinois                                            1
          Indiana                                             3
          Michigan                                            2
          New Hampshire                                       1
          Ohio                                                2
          Texas                                               4
          Utah                                                2
          Washington                                          2
                                                             --
          TOTAL PROPERTIES                                   23
                                                             ==

     Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and unconsolidated joint ventures (including Properties owned through tenancy in common arrangements) for federal income tax purposes was $8,334,788 and $3,772,210, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

          Restaurant Chain                        Number of Properties
          ----------------                        --------------------
          Arby's                                              2
          Boston Market                                       1
          Burger King                                         1
          Captain D's                                         2
          Chevy's Fresh Mex                                   1
          Denny's                                             3
          Golden Corral                                       2
          Hardee's                                            1
          IHOP                                                1
          Market Street Buffet & Bakery                       1
          Pizza Hut                                           1
          Roadhouse Grill                                     1
          Ruby Tuesday                                        1
          Taco Bell                                           2
          Tony Roma's                                         1
          Waffle House                                        1
          Wendy's                                             1
                                                             --
          TOTAL PROPERTIES                                   23
                                                             ==

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

     As of December 31, 1999, 1998, 1997, 1996, and 1995, the Properties were 87%, 88%, 93%, 90%, and 90% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                              1999         1998         1997         1996         1995
                           ----------   ----------   ----------   ----------   ----------
Rental Revenues (1)        $1,721,252   $1,710,326   $1,804,300   $2,119,765   $2,231,108
Properties (2)                     20           23           24           27           28
Average Rent per
 Property                  $   86,063   $   74,362   $   75,179   $   78,510   $   79,682

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

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for each of the next ten years and thereafter.

                                                             Percentage of
          Expiration          Number       Annual Rental      Gross Annual
             Year           of Leases         Revenues       Rental Income
          ----------      -------------    -------------    ---------------
          2000                    --         $       --                --
          2001                    --                 --                --
          2002                     1             63,360              4.30%
          2003                    --                 --                --
          2004                     1            132,151              8.97%
          2005                    --                 --                --
          2006                    --                 --                --
          2007                    --                 --                --
          2008                     5            250,146             16.97%
          2009                     5            361,493             24.53%
          Thereafter               8            666,575             45.23%
                               -----         ----------           -------
          Total (1)               20         $1,473,725            100.00%
                               =====         ==========           =======

(1)  Excludes three Properties which were vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Slaymaker Group, Inc., leases one Tony Roma's restaurant pursuant to one lease, with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is $167,500.

     Golden Corral Corporation leases two restaurants pursuant to two leases, each with an initial term of 12 to 15 years (expiring 2002 and 2004) and average minimum base annual rent of approximately $97,800 ($63,400 and $132,200, respectively).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the General Partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the General Partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the General Partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 2,476 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan range from $376 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                               1999 (1)                   1998 (1)
                        ----------------------    -----------------------
                        High    Low    Average    High    Low     Average
                        ----   -----   -------    ----   ------   -------
     First Quarter      $450    $328     $389     $475     $475     $475
     Second Quarter      390     390      390       (2)      (2)      (2)
     Third Quarter       440     299      361      500      390      447
     Fourth Quarter      357     295      324      450      380      414

(1) A total of 302 and 168 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $2,000,000 and $3,838,327, respectively, to the Limited Partners. Distributions during 1998 included a special distribution of $1,838,327, as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of Properties in Tampa and Port Orange, Florida. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments, reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing in 1998. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for the purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

               Quarter Ended               1999            1998
          -----------------------       ----------      ----------
          March 31                        $500,000      $2,338,327
          June 30                          500,000         500,000
          September 30                     500,000         500,000
          December 31                      500,000         500,000

     The Partnership intends to continue to make distributions of cash available for distribution to the limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable.


Item 6.  Selected Financial Data

                                 1999           1998           1997           1996           1995
                             ------------   ------------   ------------   ------------   ------------
Year ended December 31:
 Revenues (1)                 $ 1,956,691    $ 2,024,231    $ 2,147,770    $ 2,279,880    $ 2,314,818
 Net income (2)                 1,435,646      1,544,895      1,731,915      1,428,159      1,679,820
 Cash distributions
  declared (3)                  2,000,000      3,838,327      2,300,000      2,300,000      2,300,000

 Net income per Unit (2)            28.51          30.70          34.40          28.31          33.26
 Cash distributions
  declared per Unit (3)             40.00          76.77          46.00          46.00          46.00


At December 31:
 Total assets                 $16,680,780    $17,135,485    $19,718,430    $20,133,002    $20,760,182
 Partners' capital             15,662,748     16,227,102     18,520,534     18,982,619     19,694,760

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in loss of the consolidated joint venture.

(2) Net income for the year ended December 31, 1999 includes $396,066 from gains on the sales of land and building and provisions for loss on land and buildings of $308,310. Net income for the year ended December 31, 1998, includes $469,613 from gains on the sales of land and buildings, $25,500 for a loss on sale of land and building and $403,157 for a provision for loss on land and building. Net income for the year ended December 31, 1997, includes $550,878 from gains on the sales of land and buildings, $141,567 from a loss on the sale of land and building and $250,694 for a provision for loss on land and building. Net income for the year ended December 31, 1996, includes $19,369 from the gains on sale of land and buildings and $239,525 for a provision for loss on land and buildings. Net income for the year ended December 31, 1995, includes $5,924 from a gain on sale of land and building.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,838,327 as a result of the distribution of net sales proceeds from the sales of Properties.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 23 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

     During the years ended December 31, 1999, 1998, and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,595,565, $1,649,735, and $1,813,231, respectively. The decrease in cash from operations during 1999 and 1998, each as compared to the previous year, was primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998, and 1997.

     During the year ended December 31, 1997, the Partnership received $106,000, in capital contributions from the corporate General Partner in connection with the operations of the Partnership. The General Partners have the right, but not the obligation, to make additional capital contributions, if they deem it appropriate, in connection with the operations of the Partnership.

     In 1996, the Partnership sold its Property in St. Cloud, Florida, and received $100,000 in cash and accepted a promissory note in the principal sum of $1,057,299. The promissory note bore interest at a rate of 10.75% per annum, was collateralized by a mortgage on the Property, and was being collected in 12 monthly installments of interest only and thereafter in 168 equal monthly installments of principal and interest. This sale was being accounted for under the installment sales method for financial reporting purposes; therefore, the Partnership recognized a gain of $2,157 and $338 for financial reporting purposes for the years ended December 31, 1998 and 1997, respectively. The mortgage note receivable balance relating to this Property at December 31, 1998, was $871,812, including accrued interest of $9,350, and net of the remaining deferred gain of $181,308. During the year ended December 31, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note and in connection therewith, recognized the remaining gain of $181,308 relating to this Property. Approximately $100,000 of the amount was collected and was used to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership may use the remaining net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners or to reinvest in additional Properties. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In January 1997, the Partnership sold its Property in Franklin, Tennessee, to the tenant, for $980,000 and received net sales proceeds of $960,741. Since the Partnership had previously established an allowance for loss on land and building of $169,463 as of December 31, 1996 relating to this Property, no loss was recognized during 1997 as a result of this sale. The Partnership used $360,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. In addition, in June 1997, the Partnership entered into an operating agreement for the Property located in South Haven, Michigan, with an operator to operate the Property as an Arby's restaurant. In connection therewith, the Partnership used approximately $120,400 of the net sales proceeds from the sale of the Property in Franklin, Tennessee, to fund conversion costs associated with the Arby's Property. In March 1998, the Partnership entered into a new lease for this Property with the former operator as tenant to operate the Property as an Arby's. In December 1997, the Partnership reinvested approximately $244,800 of the net sales proceeds in a Property located in Sandy, Utah, and approximately $150,000 in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners, as described below. The Partnership used the remaining net sales proceeds from the sale of the Property in Franklin, Tennessee to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners.

     In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 1999 and 1998, included $9,219 and $25,783, respectively, of such amounts. In July 1997, the Partnership entered into a new lease for the Property in Connorsville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership paid $125,000 in renovation costs during the year ended December 31, 1998.

     During 1997, the Partnership sold its Properties in Smyrna, Tennessee; Salem, New Hampshire; and Port St. Lucie and Tampa, Florida, for a total of $4,020,172 and received net sales proceeds totaling $3,925,876, resulting in a total gain of $549,516 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1989 and had a total cost of approximately $3,503,900, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these Properties for approximately $422,000 in excess of their original purchase prices. The Partnership used approximately $3,800,000 of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and to acquire additional wholly owned Properties and acquire Properties with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     During the year ended December 31, 1996, the Partnership established an allowance for the Property in Richmond, Indiana, in the amount of $70,062 which represented the difference between the Property's carrying value at December 31, 1996, and the estimated net realizable value of the Property based on an anticipated sales price of this Property. In November 1997, the Partnership sold this Property to a third party for $400,000 and received net sales proceeds of $385,179. As a result of this transaction, the Partnership recognized a loss of $141,567 for financial reporting purposes. In December 1997, the Partnership reinvested the net sales proceeds in a Property as tenants-in-common with affiliates of the General Partners, as described below.

     During 1998, the Partnership sold its Properties in Port Orange, Florida, and Tyler, Texas, to the tenants for a total of $2,180,000 and received net sales proceeds totaling $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These Properties were originally acquired by the Partnership in 1988 and 1989 and had costs totaling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $333,900 in excess of their original purchase prices. In addition, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400 relating to the sales of the Properties for which net sales proceeds were not reinvested in additional Properties. The Partnership distributed $1,838,327 of the net sales proceeds from the 1997 and 1998 sales of the Properties in Tampa, Florida, as described above, and Port Orange, Florida, as a special distribution to the Limited Partners in April 1998. In addition, in May 1998, the Partnership contributed the net sales proceeds from the sale of the Property in Tyler, Texas in a joint venture arrangement as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners).

     As described above, in May 1998, the Partnership entered into a joint venture, RTO Joint Venture, with an affiliate of the General Partners, to construct and hold one restaurant Property. As of December 31, 1999, the Partnership had contributed $766,746 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership holds a 53.12% interest in the profits and losses of the joint venture.

     In addition, in March 1999, the Partnership sold its Properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These Properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $171,800 in excess on their original purchase prices. In December 1999, the Partnership reinvested the net sales proceeds received from the sale of the Property in Ithaca, New York, in a joint venture arrangement, as described below. The Partnership may use the net sales proceeds from the sale of the Property in Endicott, New York, to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners or to reinvest in an additional Property. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

     In June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under its lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The Property was originally contributed to Halls Joint Venture in February 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. The joint venture intends to reinvest the net sales proceeds received from the sale, in an additional Property.

     In addition, in December 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Ithaca, New York, as described above, in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to hold one restaurant Property. As of December 31, 1999, the Partnership had contributed $129,978 and owned a 12 percent interest in the profits and losses of the joint venture.

     In March 2000, the Partnership sold its Property in Belding, Michigan, to a third party, for $135,000 and received net sales proceeds of $124,346, resulting in a loss of approximately $138,828 for financial reporting purposes, which the Partnership recorded at December 31, 1999, as described below in "Results of Operations." The Partnership intends to use the remaining net sales proceeds for other Partnership purposes.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, distributions to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date. At December 31, 1999, the Partnership had $1,984,879 invested in such short-term investments as compared to $352,648 at December 31, 1998. The increase in cash and cash equivalents during 1999, was primarily attributable to the receipt of net sales proceeds relating to the sales of Properties during 1999, and the receipt of the remaining outstanding balance of the mortgage notes receivable, as described above. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.43% annually. The funds remaining at December 31, 1999, will be reinvested in additional Properties, distributed to the Limited Partners or used for other Partnership purposes, as described above.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based on current and anticipated future cash from operations, and (i) for the years ended December 31, 1998 and 1997, a portion of the sales proceeds received from the sales of the Properties, and (ii) for the year ended December 31, 1997, additional capital contributions from the Corporate General Partner, the Partnership declared distributions to the Limited Partners of $2,000,000, $3,838,327, and $2,300,000 for the years ended December 31, 1999, 1998, and
1997, respectively. This represents distributions of $40, $77, and $46 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. Distributions for 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of Properties in Tampa and Port Orange, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing in 1998. No amounts distributed to the Limited Partners for the years ended December 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $122,719, $79,438, and $77,353, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $248,988 and $128,548, respectively, to affiliates for such amounts and accounting and administrative services. In addition, during 1998 and 1997, the Partnership incurred $65,400 and $34,500, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Properties in St. Cloud, Port Orange, and Tampa, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, increased to $591,771 at December 31, 1999, from $524,019 at December 31, 1998, primarily due to the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger." Liabilities at December 31, 1999, to the extent they exceed cash and cash equivalents, at December 31, 1999, will be paid from future cash from operations, or in the event the General Partners elect to make additional capital contributions, from future General Partner contributions.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1997, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture owned and leased 28 wholly owned Properties (including six Properties, which were sold during the year ended December 31, 1997) and during 1998, the Partnership owned 22 wholly owned Properties (including two Properties, which were sold during 1998). During 1999, the Partnership and CNL/Longacre Joint Venture, owned 20 wholly owned Properties (including two Properties, which were sold during 1999). In addition, during 1999, 1998, and 1997, the Partnership was a co-venturer in two separate unconsolidated joint ventures that each owned and leased one Property (including one Property in Halls Joint Venture, which was sold in June 1999). During 1997, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. In addition, during 1998, the Partnership was also a co-venturer in an additional unconsolidated joint venture that owns one Property. During 1999, the Partnership and its consolidated joint venture, was also a co-venturer in an additional joint venture that owns one Property. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 23 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $42,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership and its consolidated joint venture earned $1,255,050, $1,367,303, and $1,500,967, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, were partially attributable to a decrease of approximately $78,400 and $506,900, respectively, as a result of the sale of several Properties during 1998 and 1999, as described above in "Capital Resources." During 1998, the decrease in rental income was partially offset by an increase of approximately $299,900 due to the reinvestment of net sales proceeds in various Properties during 1998 and 1997, as described above in "Capital Resources."

     Rental and earned income also decreased during 1999 and 1998, each as compared to the previous year, by approximately $12,800 and $39,100, respectively, due to the fact that in August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana, due to financial difficulties the tenant was experiencing. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

     Rental and earned income was lower in 1997, as compared to 1998, partially due to the Partnership increasing its allowance for doubtful accounts during 1997 by approximately $57,700 for rental and other amounts relating to the Hardee's Properties located in Connorsville and Richmond, Indiana, which were leased by the same tenant, due to financial difficulties the tenant was experiencing. In addition, rental and earned income decreased by approximately $79,200 during 1997 due to the fact that the Partnership terminated the lease with the former tenant of these Properties in June 1997 and the General Partners agreed that they would cease collection efforts on past due rental amounts once the former tenant of these Properties paid all amounts due under the promissory note for past due real estate taxes described above in "Capital Resources." No such allowance was established during 1999 or 1998 due to the fact that the Partnership (i) re-leased the Property located in Connorsville, Indiana, to a new tenant who began operating the Property after it was renovated into an Arby's Property and (ii) sold the Property located in Richmond, Indiana, in November 1997.

     In October 1995, the tenant ceased operations of the Property in South Haven, Michigan. In connection therewith, in June 1997, the Partnership incurred renovation costs to convert the Property into an Arby's restaurant and entered into an operating agreement. The decrease during 1999 and 1998, each as compared to the previous year, was partially offset by the fact that in March 1998, the Partnership entered into a new lease for this Property, and as a result, rental and earned income increased by approximately $7,300 and $40,200 during 1999 and 1998, respectively.

     Rental and earned income in 1999, 1998, and 1997 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income from the Properties in Belding, Michigan and Lebanon, New Hampshire, as a result of the tenants defaulting under the terms of their leases and ceasing operations of the restaurants on the Properties during 1994. The General Partners are currently seeking either new tenants or purchasers for these Properties. Rental and earned income for 2000 is expected to remain at reduced amounts until such time as the Partnership executes new leases for these Properties or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

     For the years ended December 31, 1999, 1998, and 1997, the Partnership earned $91,829, $133,179, and $233,663, respectively, in contingent rental income. The decrease in contingent rental income during 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, were partially attributable to (i) the fact that the Partnership sold several Properties, whose leases required the payment of contingent rental income and (ii) a decrease in gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease in contingent rental income during 1998, as compared to 1997, is also partially attributable to amounts collected during 1997, which represented a percentage of the net operating income generated by the restaurant under the operating agreement with the new operator of the Property located in South Haven, Michigan. In March 1998, the Partnership entered into a new lease for the Property in South Haven, Michigan, with this operator.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $193,571, $282,795, and $302,503, respectively, in interest and other income. The decrease in interest and other income during 1999, as compared to 1998, is primarily attributable to the reduction in 1999 in the outstanding balance of the mortgage note relating to the sale of the Property in St. Cloud, Florida, as described in "Capital Resources." Interest income was higher during 1997 due to interest earned on the net sales proceeds relating to the sales of several Properties temporarily invested in short-term liquid investments.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $337,698, $173,941, and $56,015, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during 1999, as compared to 1998, was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, recognized a gain of approximately $239,300 for financial reporting purposes as a result of the sale of its Property, as described above in "Capital Resources." Because the joint venture intends to reinvest the sales proceeds in an additional Property, the Partnership does not anticipate that the sale of the Property will have a material adverse affect on results of operations of the Partnership. In addition, the increase in net income earned by joint ventures during 1999 and 1998, each as compared to the previous year, was primarily attributable to the fact that during 1998, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties in a Property with affiliates of the General Partners, as tenants-in-common and acquired an interest in RTO Joint Venture with an affiliate of the General Partners, as described above in "Capital Resources."

     During the year ended December 31, 1999, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Slaymaker Group, Inc., each contributed more than ten percent of the Partnership's total rental and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to two restaurants and Slaymaker Group, Inc. was the lessee under a lease relating to one property. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental and mortgage interest income during 2000. In addition, three Restaurant Chains, Golden Corral, Taco Bell, and Tony Roma's Famous for Ribs Restaurants, each accounted for more than ten percent of the Partnership's total rental and mortgage interest income during 1999, (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from three Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $608,801, $520,292, and $574,472, for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999, as compared to 1998, was partially attributable to, and the decrease during 1998, as compared to 1997, was partially offset by the fact that, the Partnership incurred $125,291 and $14,644 during 1999 and 1998, respectively, in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below in "Termination of Merger." In addition, the increase in operating expenses during 1999, as compared to 1998, was partially offset by, and the decrease during 1998, as compared to 1997, was partially attributable to, a decrease in depreciation expense due to the sales of several Properties during 1999 and 1998. The decrease in operating expenses during 1998 was partially attributable to a decrease in depreciation expense as a result of the sales of Properties in 1998 and 1997, as described above in "Capital Resources."

     Operating expenses were also higher during 1999 due to tenant defaults under the terms of the lease arrangements for the Properties in Belding, Michigan; Daleville, Indiana, and Lebanon, New Hampshire. The Partnership and its consolidated joint venture have incurred and expect to continue to incur operating expenses, such as repairs and maintenance, insurance, and real estate taxes, relating to these Properties until the Properties are sold or re-leased to new tenants.

     In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1997 and 1996, respectively, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $182,563, $3,291, and $1,362, for the years ended December 31, 1999, 1998, and 1997, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gains on the sales was deferred and were being recognized as income proportionately as payments under the mortgage notes were collected. The increase in the gain recognized during 1999, was due to the fact that during 1999, the Partnership collected the outstanding balance relating to the promissory note collateralized by the Property in St. Cloud, Florida, as described above in "Capital Resources," which resulted in the recognition of the remaining deferred gain on this Property. The balance of the deferred gain was $137,303 at December 31, 1999, for financial reporting purposes and for federal income tax purposes, $131,519 from the sale of the Property in Myrtle Beach, South Carolina, is being recognized as payments under the mortgage note are collected.

     As a result of the sales of several Properties as described above in "Capital Resources," the Partnership recognized gains totaling $213,503, $440,822 and $549,516 during 1999, 1998 and 1997, respectively, for financial reporting purposes. The gains for 1997, were partially offset by a loss of $141,567 for financial reporting purposes, resulting from the November 1997 sale of the Property in Richmond, Indiana.

     During 1999, 1998 and 1997, the Partnership established allowances for loss on land and buildings of $169,482, $403,157 and $250,694, respectively, for financial reporting purposes, relating to Properties which became vacant and for which the Partnership has not successfully re-leased. The allowances represent the difference between the net carrying value at December 31, 1999, 1998 and 1997, and their current estimated net realizable values.

     In addition, during the year ended December 31, 1999, the Partnership recorded an additional provision for loss on building in the amount of $138,828 for financial reporting purposes relating to the Property in Belding, Michigan. The allowance represents the difference between the carrying value of the Property at December 31, 1999, and the net sales proceeds from the sale of the Property to a third party in March 2000.

     The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Partnership has provided a fixed rate mortgage note to a borrower. The General Partners believe that the estimated fair value of the mortgage note at December 31, 1999 approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                Mortgage Note
                                                  Fixed Rate
                                                -------------

                    2000                           $ 997,096
                    2001                                  --
                    2002                                  --
                    2003                                  --
                    2004                                  --
                    Thereafter                            --
                                                   ---------

                                                   $ 997,096
                                                   =========


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants                          19

Financial Statements:

  Balance Sheets                                                            20

  Statements of Income                                                      21

  Statements of Partners' Capital                                           22

  Statements of Cash Flows                                                  23

  Notes to Financial Statements                                             25

              Report of Independent Certified Public Accountants
              --------------------------------------------------



To the Partners
CNL Income Fund V, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 12 for which the date is March 1, 2000.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                             December 31,
                                                         1999           1998
                                                     ------------   ------------
                    ASSETS
                    ------

Land and buildings on operating leases, less
  accumulated depreciation and allowance
  for loss on land and buildings                      $ 9,208,302    $10,660,128


Net investment in direct financing leases               1,670,966      1,708,966
Investment in joint ventures                            2,534,850      2,282,012
Mortgage notes receivable, less deferred gain             868,309      1,748,060
Cash and cash equivalents                               1,984,879        352,648
Receivables, less allowance for doubtful
  accounts of $153,750 and $141,505,
  respectively                                             54,580         87,490


Prepaid expenses                                            4,458          1,872
Accrued rental income                                     300,090        239,963
Other assets                                               54,346         54,346
                                                      -----------    -----------


                                                      $16,680,780    $17,135,485
                                                      ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                      $    81,476    $     7,546
Accrued and escrowed real estate taxes
  payable                                                   4,201         10,361

Distributions payable                                     500,000        500,000
Due to related parties                                    348,888        228,448
Rents paid in advance and deposits                          6,094          6,112
                                                      -----------    -----------

   Total liabilities                                      940,659        752,467

Minority interest                                          77,373        155,916

Partners' capital                                      15,662,748     16,227,102
                                                      -----------    -----------

                                                      $16,680,780    $17,135,485
                                                      ===========    ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                              Year Ended December 31,
                                                                        1999           1998            1997
                                                                    ------------   ------------    ------------
Revenues:
  Rental income from operating leases                               $  1,077,199   $  1,168,301    $  1,343,833
  Earned income from direct financing leases                             177,851        199,002         157,134
  Contingent rental income                                                91,829        133,179         233,663
  Interest and other income                                              193,571        282,795         302,503
                                                                    ------------   ------------    ------------
                                                                       1,540,450      1,783,277       2,037,133
                                                                    ------------   ------------    ------------

Expenses:
  General operating and administrative                                   150,715        166,878         166,346
  Professional services                                                   48,751         20,542          23,172
  Bad debt expense                                                            --          5,882           9,007
  Real estate taxes                                                       33,857         35,434          39,619
  State and other taxes                                                    6,927          9,658          11,897
  Depreciation and amortization                                          243,260        267,254         324,431
  Transaction costs                                                      125,291         14,644              --
                                                                    ------------   ------------    ------------
                                                                         608,801        520,292         574,472
                                                                    ------------   ------------    ------------

Income Before Minority Interest in Loss of Consolidated
  Joint Venture, Equity in Earnings Of Unconsolidated Joint
  Ventures, Gain on Sale of Land and Buildings and Provision
  for Loss on Land and Buildings                                         931,649      1,262,985       1,462,661

Minority Interest in Loss of Consolidated Joint Venture                   78,543         67,013          54,622

Equity in Earnings of Unconsolidated Joint Ventures                      337,698        173,941          56,015

Gain on Sale of Land and Buildings                                       396,066        444,113         409,311

Provision for Loss on Land and Buildings                                (308,310)      (403,157)       (250,694)
                                                                    ------------   ------------    ------------

Net Income                                                          $  1,435,646   $  1,544,895    $  1,731,915
                                                                    ============   ============    ============

Allocation of Net Income
  General partners                                                  $     10,296   $      9,748    $     11,809
  Limited partners                                                     1,425,350      1,535,147       1,720,106
                                                                    ------------   ------------    ------------

                                                                    $  1,435,646      1,544,895    $  1,731,915
                                                                    ============   ============    ============

Net Income Per Limited Partner Unit                                 $      28.51   $      30.70    $      34.40
                                                                    ------------   ------------    ------------

Weighted Average Number of Limited Partner Units Outstanding              50,000         50,000          50,000
                                                                    ============   ============    ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                       General Partners                                 Limited Partners
                                ----------------------------    --------------------------------------------------------------
                                                 Accumulated                                      Accumulated     Syndication
                                Contributions      Earnings     Contributions    Distributions      Earnings         Costs
                                -------------    -----------    -------------    -------------    -----------    -------------
Balance, December 31, 1996       $   237,200     $   138,973    $  25,000,000    $ (17,468,240)   $13,939,686     $ (2,865,000)

 Contributions from
  general partner                    106,000              --               --               --             --               --
 Distributions to limited
  partners ($46 per
  limited partner unit)                   --              --               --       (2,300,000)            --               --
 Net Income                               --          11,809               --               --      1,720,106               --
                                 -----------     -----------    -------------    -------------    -----------     ------------

Balance, December 31, 1997           343,200         150,782       25,000,000      (19,768,240)    15,659,792       (2,865,000)

 Distributions to limited
  partners ($77 per
  limited partner unit)                   --              --               --       (3,838,327)            --               --
 Net income                               --           9,748               --               --      1,535,147               --
                                 -----------     -----------    -------------    -------------    -----------     ------------

Balance, December 31, 1998           343,200         160,530       25,000,000      (23,606,567)    17,194,939       (2,865,000)

 Distributions to limited
  partners ($40 per
  limited partner unit)                   --              --               --       (2,000,000)            --               --
 Net income                               --          10,296               --               --      1,425,350               --
                                 -----------     -----------    -------------    -------------    -----------     ------------

Balance, December 31, 1999       $   343,200     $   170,826    $  25,000,000    $ (25,606,567)   $18,620,289     $ (2,865,000)
                                 ===========     ===========    =============    =============    ===========     ============

                                        Total
                                     -----------
Balance, December 31, 1996           $18,982,619

 Contributions from
  general partner                        106,000
 Distributions to limited
  partners ($46 per
  limited partner unit)               (2,300,000)
 Net Income                            1,731,915
                                     -----------

Balance, December 31, 1997            18,520,534

 Distributions to limited
  partners ($77 per
  limited partner unit)               (3,838,327)
 Net income                            1,544,895
                                     -----------

Balance, December 31, 1998            16,227,102

 Distributions to limited
  partners ($40 per
  limited partner unit)               (2,000,000)
 Net income                            1,435,646
                                     -----------

Balance, December 31, 1999           $15,662,748
                                     ===========

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                         Year Ended December 31,
                                                                 1999             1998             1997
                                                             ------------     ------------     ------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:

  Cash received from tenants                                 $  1,353,143     $  1,490,412     $  1,771,467
  Distributions from unconsolidated joint ventures                214,838          215,839           53,176
  Cash paid for expenses                                         (168,342)        (331,363)        (305,341)
  Interest received                                               195,926          274,847          293,929
                                                             ------------     ------------     ------------
    Net cash provided by operating activities                   1,595,565        1,649,735        1,813,231
                                                             ------------     ------------     ------------

Cash Flows from Investing Activities:
  Proceeds from sale of land and buildings                      1,113,759        2,125,220        5,271,796
  Additions to land and buildings on operating leases                  --         (125,000)      (1,900,790)
  Investment in direct financing leases                                --               --         (911,072)
  Investment in joint venture                                    (129,978)        (765,201)      (1,090,062)
  Collections on mortgage notes receivable                      1,052,885           19,931            9,265
                                                             ------------     ------------     ------------
    Net cash provided by investing activities                   2,036,666        1,254,950        1,379,137
                                                             ------------     ------------     ------------

Cash Flows from Financing Activities:
  Contributions from general partner                                   --               --          106,000
  Distributions to limited partners                            (2,000,000)      (3,913,327)      (2,300,000)
                                                             ------------      -----------     ------------
    Net cash used in financing activities                      (2,000,000)      (3,913,327)      (2,194,000)
                                                             ------------      -----------     ------------

Net Increase (Decrease) in Cash and Cash Equivalents            1,632,231       (1,008,642)         998,368

Cash and Cash Equivalents at Beginning of Year                    352,648        1,361,290          362,922
                                                             ------------     ------------     ------------

Cash and Cash Equivalents at End of Year                     $  1,984,879     $    352,648     $  1,361,290
                                                             ============     ============     ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                       Year Ended December 31,
                                                                 1999           1998             1997
                                                             -----------    ------------     -------------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities:

 Net Income                                                  $ 1,435,646    $  1,544,895      $  1,731,915
                                                             -----------    ------------      ------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                  243,260         267,254           324,431
   Minority interest in loss of consolidated
    joint venture                                                (78,543)        (67,013)          (54,622)

   Equity in earnings of unconsolidated joint
    ventures, net of distributions                              (122,860)         41,898            (2,839)

   Gain on sale of land and buildings                           (396,066)       (444,113)         (409,311)
   Bad debt expense                                                   --           5,882             9,007
   Provisions for loss on land and buildings                     308,310         403,157           250,694
   Decrease in net investment in direct
    financing leases                                              38,000          38,017            42,682

   Decrease (increase) in accrued interest on
    mortgage note receivable                                       9,429          (6,533)            6,788

   Decrease (increase) in receivables                             31,982          17,333           (43,006)
   Decrease (increase) in prepaid expenses                        (2,586)          7,435             1,109
   Increase in accrued rental income                             (60,127)        (70,237)          (19,527)
   Increase (decrease) in accounts payable
    and accrued expenses                                          67,770        (100,554)          (12,509)

   Increase (decrease) in due to related parties                 121,368          19,181           (13,322)
   Increase (decrease) in rents paid in advance
    and deposits                                                     (18)         (6,867)            1,741
                                                             -----------    ------------      ------------
      Total adjustments                                          159,919         104,840            81,316
                                                             -----------    ------------      ------------


 Net Cash Provided by Operating Activities                   $ 1,595,565    $  1,649,735      $  1,813,231
                                                             ===========    ============      ============

 Supplemental Schedule of Non-Cash Investing and Financing Activities:

     Deferred real estate disposition fees
      incurred and unpaid at end of year                     $        --    $     65,400      $         --
                                                             ===========    ============      ============

     Distributions declared and unpaid at
       December 31                                           $   500,000    $    500,000      $    575,000
                                                             ===========    ============      ============

                See accompanying notes to financial statements.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED.
                  -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     The Partnership accounts for its interest in Cocoa Joint Venture, Halls Joint Venture, RTO Joint Venture, Duluth Joint Venture, and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates of the general partners, using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases:
     ------

     The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. Substantially all leases are for 12 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                             1999                    1998
                                         --------------          --------------
     Land                                   $ 4,763,707             $ 5,352,136
     Buildings                                7,405,142               7,857,598
                                         --------------          --------------
                                             12,168,849              13,209,734

     Less accumulated depreciation           (1,998,386)             (1,895,755)
                                         --------------          --------------
                                             10,170,463              11,313,979
     Less allowance for loss on
       land and buildings                      (962,161)               (653,851)
                                         --------------          --------------

                                            $ 9,208,302             $10,660,128
                                         ==============          ==============

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     During the year ended December 31, 1998, the Partnership sold its properties in Port Orange, Florida, and Tyler, Texas to the tenants for a total of $2,180,000 and received net sales proceeds totaling $2,125,220, resulting in a total gain of $440,822 for financial reporting purposes. These properties were originally acquired by the Partnership in 1988 and 1989 and had costs totaling approximately $1,791,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $333,900 in excess of their original purchase prices. In connection with the sale of the properties, the Partnership incurred deferred, subordinated, real estate disposition fees of $65,400 (see Note 10).

     In July 1997, the Partnership entered into a new lease for the property in Connorsville, Indiana, with a new tenant to operate the property as an Arby's restaurant. In connection therewith, during 1998, the Partnership paid $125,000 in renovation costs

     In 1997, the Partnership established an allowance for loss on land and buildings of $99,023, for financial reporting purposes, relating to the property in Lebanon, New Hampshire. Due to the fact that the Partnership has not been able to successfully re-lease this property, at December 31, 1998, the Partnership increased the allowance by $122,875 for this property which is owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture. At December 31, 1998, the Partnership also established an allowance for loss on land and building of $124,670 relating to the property located in Daleville, Indiana, due to the fact that the tenant terminated the lease with the Partnership. In addition, during 1999, CNL/Longacre Joint Venture increased its allowance by $169,482 for the property in Lebanon, New Hampshire, based on a change in the estimated net realizable value for the property. The allowances represent the difference between the net carrying values of the properties at December 31, 1998 and 1999, respectively, and estimated net realizable values of these properties.

     In addition, in 1997, the Partnership established an allowance for loss on building of $151,671 for financial reporting purposes, relating to the property in Belding, Michigan. The Partnership increased the allowance by $155,612 during 1998 based on a change in the estimated net realizable value for the property. In addition, during 1999, the Partnership increased the allowance by $138,828 which represents the difference between the carrying value of the property at December 31, 1999 and the net sales proceeds from the sale of the property to a third party in March 2000 (see
     Note 13).

     During the year ended December 31, 1999, the Partnership sold its properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     proceeds of $1,113,759, resulting in a total gain of $213,503 for financial reporting purposes. These properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $171,800 in excess of their original purchase price.

     Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $60,127, $70,237, and $19,527, respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

               2000                          $ 1,011,773
               2001                            1,011,773
               2002                              957,742
               2003                              987,672
               2004                              990,720
               Thereafter                      7,167,350
                                            ------------
                                             $12,127,030
                                            ============

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment Direct Financing Leases:
     --------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                 1999                  1998
                                              -----------           -----------
          Minimum lease payments
            receivable                        $ 3,039,591           $ 3,260,110
          Estimated residual values               566,502               566,502
          Less unearned income                 (1,935,127)           (2,117,646)
                                              -----------           -----------

          Net investment in direct
            financing leases                  $ 1,670,966           $ 1,708,966
                                              ===========           ===========

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

          2000                                       $  220,518
          2001                                          220,518
          2002                                          220,518
          2003                                          220,518
          2004                                          220,518
          Thereafter                                  1,937,001
                                                     ----------

                                                     $3,039,591
                                                     ==========

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures:
     ----------------------------

     As of December 31, 1999, the Partnership had a 43 percent, 48.9%, 53.12%, and 12 percent interest in the profits and losses of Cocoa Joint Venture, Halls Joint Venture, RTO Joint Venture and Duluth Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

     In addition, the Partnership owns a property in each of Mesa, Arizona and Vancouver, Washington, as tenants-in-common with affiliates of the general partners. As of December 31, 1999, the Partnership owned a 42.09% and a 27.78% interest in the properties, respectively.

     In May, 1998, the Partnership entered into a joint venture arrangement, RTO Joint Venture, with an affiliate of the general partners, to construct and hold one restaurant property. Construction was completed and rent commenced in December 1998. As of December 31, 1999, the Partnership had contributed $766,746 to the joint venture. The Partnership holds a 53.12% interest in the profits and losses of the joint venture.

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

     In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with an affiliate of the general partners, to hold one restaurant property. As of December 31, 1999, the Partnership had contributed $129,978 to the joint venture. The Partnership holds a 12 percent interest in the profits and losses of the joint venture.

     Cocoa Joint Venture, RTO Joint Venture, Duluth Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                        1999           1998
                                                     ----------     ----------
          Land and buildings on operating
            leases, less accumulated
            depreciation                             $5,234,614     $4,812,568

          Net investment in direct financing
            lease                                       808,773        817,525
          Cash                                          934,873         17,992
          Receivables                                    13,051          5,168
          Prepaid expenses                                  823            458
          Accrued rental income                         106,225        112,279
          Liabilities                                    59,298         46,398
          Partners' capital                           7,039,061      5,719,592
          Revenues                                      634,266        555,103
          Net income                                    780,488        454,922
          Gain on sale of land and building             239,336             --

     The Partnership recognized income totaling $337,698, $173,941, and $56,015 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

6.   Mortgage Notes Receivable:
     -------------------------

     In connection with the sale in 1995 of its property in Myrtle Beach, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, including interest, with a balloon payment of $991,332 due in July 2000. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $1,255, $1,134, and $1,024, for the years ended December 31, 1999, 1998, and 1997, respectively.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Mortgage Notes Receivable - Continued:
     -------------------------------------

     In addition, in connection with the sale in 1996 of its property in St. Cloud, Florida, the Partnership accepted a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 that the Partnership financed on behalf of the tenant. The note was collateralized by a mortgage on the property. The promissory note bore interest at a rate of 10.75% per annum and was being collected in 12 monthly installments of interest only, and thereafter in 168 equal monthly installments of principal and interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $2,157 and $338 for the years ended December 31, 1998 and 1997, respectively. During the year ended December 31, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note and in connection therewith, recognized the remaining gain of $181,308 relating to the property sale.

     The mortgage notes receivable consisted of the following at December 31:

                                                            1999                   1998
                                                          ---------             ----------
          Principal balance                               $ 997,096             $2,049,981
          Accrued interest receivable                         8,516                 17,945
          Less deferred gains on sale of land
            and buildings                                  (137,303)              (319,866)
                                                          ---------             ----------

                                                          $ 868,309             $1,748,060
                                                          =========             ==========

     The general partners believe that the estimated fair values of mortgage notes receivable at December 31, 1999 and 1998, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.   Receivables:
     -----------

     In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes. The promissory note is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Receivables - Continued:
     -----------------------

     December 31, 1999 and 1998, included $9,219 and $25,783, respectively of such amounts, including accrued interest of $76 in 1999.

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amount sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Allocations and Distributions - Continued:
     -----------------------------------------

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $2,000,000, $3,838,327, and $2,300,000, respectively. Distributions for 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of the properties in Tampa and Port Orange, Florida. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


9.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                         1999                 1998                  1997
                                                                   ----------------     ----------------     -----------------
     Net income for financial reporting purposes                         $1,435,646           $1,544,895            $1,731,915

     Depreciation for tax reporting purposes less tan (in
      excess of) depreciation for financial reporting purposes              (35,961)              18,802               (23,618)

     Gain on disposition of land and buildings for financial
      reporting purposes in excess of gain for tax reporting
      purposes                                                              (13,664)             (16,347)             (354,648)

     Allowance for loss on land and buildings                               308,310              403,157               250,694

     Direct financing leases recorded as operating leases for
      tax reporting purposes                                                 37,999               38,017                42,682

     Equity in earning of unconsolidated joint ventures for
      tax reporting purposes in excess of (less than) equity
      in earnings of unconsolidated joint ventures for
      financial reporting purposes                                            4,201               10,795                (1,914)

     Capitalization of transaction costs for tax reporting
      purposes                                                              125,291               14,644                    --

     Allowance for doubtful accounts                                         12,245                3,613               100,149

     Accrued rental income                                                  (60,127)             (70,237)              (19,527)

     Capitalization of administrative expenses for tax
      reporting purposes                                                         --               22,990                    --

     Rents paid in advance                                                      (18)              (6,867)                1,241

     Minority interest in temporary differences of
      consolidated joint venture                                            (55,146)             (84,622)              (41,515)

     Other                                                                       --                1,705                36,721
                                                                   ----------------     ----------------     -----------------

     Net income for federal income tax purposes                          $1,758,776           $1,880,545            $1,722,180
                                                                   ================     ================     =================

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services in the same geographic area. These fees are incurred and payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 1999, 1998, and 1997.

     The Advisor of the Partnership is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the year ended December 31, 1998, the Partnership incurred a deferred, subordinated real estate disposition fee of $65,400, as the result of the sale of property during 1998. No deferred, subordinated real

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Related Party Transactions - Continued:
     --------------------------------------

     disposition fee was incurred for the year ended December 31, 1999 and 1997 due to the reinvestment of net sales proceeds in additional properties.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger described in Note 12. The Partnership incurred $97,136, $94,611, and $80,145 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties consisted of the following at December 31:

                                                                      1999                1998
                                                                ----------------    -----------------
          Due to the Advisor and its affiliates::
            Expenditures incurred on behalf of the
             Partnership                                                $153,743             $ 77,907

            Accounting and administrative services
                                                                          95,245               50,641
            Deferred, subordinated real estate
             disposition fee                                              99,900               99,900
                                                                ----------------    -----------------

                                                                        $348,888             $228,448
                                                                ================    =================

11.  Concentration of Credit Risk:
     -----------------------------

     The following schedule presents total rental and earned income (including mortgage interest income) from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                        1999              1998               1997
                                                   --------------    ---------------    ---------------
     Golden Corral Corporation                           $195,511           $195,511           $195,511
     Slaymaker Group, Inc.                                184,082                N/A                N/A
     Shoney's, Inc                                            N/A                N/A            229,795

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


11.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                              1999              1998                1997
                                                         --------------    ---------------    -----------------
          Golden Corral Family Steakhouse                      $195,511           $195,511             $    N/A
          Taco Bell                                             184,260                N/A                  N/A
          Tony Roma's                                           184,082            184,082                  N/A
          Wendy's Old Fashioned Hamburger Restaurant                N/A            220,347              302,253
          Denny's                                                   N/A                N/A              312,510
          Perkins                                                   N/A                N/A              228,492

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

12.  Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


12.  Termination of Merger - Continued:
     ---------------------------------

     Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

13.  Subsequent Event:
     ----------------

     In March 2000, the Partnership sold its property in Belding, Michigan, to a third party, for $135,000 and received net sales proceeds of $124,346, resulting in a loss of $138,828 for financial reporting purposes which the Partnership recorded at December 31, 1999 (see Note 3).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive

Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

                                                                                Percent
             Title of Class                      Name of Partner                of Class
             --------------                      ---------------                --------
     General Partnership Interests             James M. Seneff, Jr.                45%
                                               Robert A. Bourne                    45%
                                               CNL Realty Corporation              10%
                                                                                --------
                                                                                  100%
                                                                                ========

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                             Amount Incurred
      Type of Compensation                                                                    For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
--------------------------------     ----------------------------------------      ---------------------------------
Reimbursement to affiliates            Operating expenses are reimbursed at          Operating expenses incurred on
for operating expenses                 the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $122,719
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administra-tive
                                       Affiliates of the General Partners            services:  $97,136
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual, subordinated                   One percent of the sum of gross               $    -0-
management fee to affiliates           operating revenues from Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which the Partnership is a
                                       co-venturer, subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  The management fee will
                                       not exceed competitive fees for
                                       comparable services.  Due to the fact
                                       that these fees are noncumulative if
                                       the Limited Partners do not receive
                                       their 10% Preferred Return in any
                                       particular year, no management fees
                                       will be due or payable for such year.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
Deferred, subordinated real            A deferred, subordinated real estate        $-0-
estate disposition fee                 disposition fee, payable upon sale of
payable to affiliates                  one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal        $-0-
subordinated share of                  to one percent of Partnership
Partnership net cash flow              distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal        $-0-
subordinated share of                  to five percent of Partnership
Partnership net sales                  distributions of such net sales
proceeds from a sale or sales          proceeds, subordinated to certain
not in liquidation of the              minimum returns to the Limited
Partnership                            Partners.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         And Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------      ----------------------------------------      ---------------------------------
General Partners' share of             Distributions of net sales proceeds         $-0-
Partnership net sales                  from a sale or sales of substantially
proceeds from a sale or sales          all of the Partnership's assets will
in liquidation of the                  be distributed in the following order
Partnership                            or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.  Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

     2.  Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Schedule IV - Mortgage Loans on Real Estate at December 31, 1999

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

          10.1 Management Agreement (Included as Exhibit 10.1 to From 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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

          27   Financial Data Schedule (Filed herewith.)

     (b) The Registrant filed no reports on Form 8-K during the period from October 1, 1999 through December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

                                         CNL INCOME FUND V, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ----------------------------------
                                              JAMES M. SENEFF, JR.

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

             Signature                                 Title                                   Date
             ---------                                 -----                                   ----
/s/ Robert A. Bourne                     President, Treasurer and Director                March 27, 2000
------------------------------------
Robert A. Bourne                         (Principal Financial and Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director             March 27, 2000
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                                       Additions                         Deductions
                                             ----------------------------       -----------------------------
                                                                                                   Collected
                                                                                                   or Deter-
                             Balance at       Charged to      Charged to           Deemed           mined to        Balance
                             Beginning        Costs and          Other            Uncollec-         be Col-         at End
Year       Description       of Year          Expenses         Accounts             tible           lectible        of Year
---       -------------     ------------     ------------    ------------        -----------      -----------     ----------
1997      Allowance for
          doubtful
          accounts (a)           $ 37,743          $9,007         $92,395 (b)         $   -- (c)      $ 1,253       $137,892
                            =============    ============    ============        ===========      ===========     ==========

1998      Allowance for
          doubtful
          accounts (a)           $137,892          $   --         $17,303 (b)         $3,094 (c)      $10,596       $141,505
                            =============    ============    ============        ===========      ===========     ==========

1999      Allowance for
          doubtful
          accounts (a)           $141,505          $   --         $13,070 (b)         $   --          $   825       $153,750
                            =============    ============    ============        ===========      ===========     ==========

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                                  Costs Capitalized
                                                                                    Subsequent To
                                                         Initial Cost                Acquisition
                                                  ---------------------------  ------------------------
                                          Encum-               Buildings and     Improve-     Carrying
                                         brances     Land       Improvements       ments        Costs
                                         -------  ----------  ---------------  ------------  ----------
Properties the Partnership
   has Invested in Under
   Operating Leases:

      Burger King Restaurant:
         Lawrenceville, Georgia             -     $  482,070               -    $  368,416           -

      Captain D's Restaurant:
         Belleville, Illinois               -        186,050         383,781             -           -

      Denny's Restaurant:
         Daleville, Indiana (l) (n)         -        125,562         404,935             -           -
         New Castle, Indiana                -        117,394         471,340             -           -

      Golden Corral Family
         Steakhouse Restaurants:

             Livingston, Texas              -        156,382         429,107             -           -
             Victoria, Texas                -        504,787         742,216             -           -

      Hardee's Restaurants:
         Belding, Michigan (j)              -        113,884         564,805             -           -
         Connorsville, Indiana              -        279,665               -       591,137           -
         South Haven, Michigan              -        120,847         599,339       120,363           -

      IHOP:

          Houston, Texas                    -        513,384         671,713             -           -

      Pizza Hut Restaurant:
          Mexia, Texas                      -        237,944         200,501             -           -

      Taco Bell Restaurants:
         Bountiful, Utah                    -        330,164               -       319,511           -
         Centralia, Washington              -        215,302               -       378,836           -

      Tony Romas:
         Sandy, Utah                        -        595,330               -             -           -

      Wendy's Old Fashioned
         Hamburger Restaurants:

             Tampa, Florida                 -        336,216         462,401             -           -

      Other:
          Lebanon, New Hampshire (g) (m)    -        448,726               -       696,741           -
                                                  ----------      ----------    ----------    ---------

                                                  $4,763,707      $4,930,138    $2,475,004           -
                                                  ==========      ==========    ==========    =========
                                                                                                                     Life on Which
                                                Gross Amount at Which                                               Depreciation in
                                            Carried at Close of Period (c)                       Date                Latest Income
                                         --------------------------------------
                                                     Buildings and               Accumulated    of Con-     Date      Statement is
                                            Land      Improvements     Total     Depreciation  struction  Acquired      Computed
                                         ----------  -------------  -----------  ------------  ---------  --------  ---------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Lawrenceville, Georgia             $  482,070    $  368,416   $   850,486   $   128,946     1989      04/89           (b)

    Captain D's Restaurant:
      Belleville, Illinois                  186,050       383,781       569,831       138,054     1988      03/89           (b)

    Denny's Restaurant:
      Daleville, Indiana (l) (n)            125,562       404,935       530,497        26,378     1974      02/89           (l)
      New Castle, Indiana                   117,394       471,340       588,734       112,708     1989      02/89           (h)

    Golden Corral Family
      Steakhouse Restaurants:

        Livingston, Texas                   156,382       429,107       585,489       147,802     1986      09/89           (b)
        Victoria, Texas                     504,787       742,216     1,247,003       248,257     1989      12/89           (b)

    Hardee's Restaurants:
      Belding, Michigan (j)                 113,884       564,805       678,689       109,721     1989      03/89           (i)
      Connorsville, Indiana                 279,665       591,137       870,802       174,228     1989      03/89           (b)
      South Haven, Michigan                 120,847       719,702       840,549       154,743     1989      03/89           (i)

    IHOP:

      Houston, Texas                        513,384       671,713     1,185,097        46,958     1997      11/97           (b)

    Pizza Hut Restaurant:
      Mexia, Texas                          237,944       200,501       438,445        71,846     1985      03/89           (b)

    Taco Bell Restaurants:
      Bountiful, Utah                       330,164       319,511       649,675       110,498     1989      05/89           (b)
      Centralia, Washington                 215,302       378,836       594,138       127,331     1989      08/89           (b)

    Tony Romas:
      Sandy, Utah                           595,330            (f)      595,330            (d)    1997      12/97           (d)

    Wendy's Old Fashioned
      Hamburger Restaurants:

        Tampa, Florida                      336,216       462,401       798,617       166,977     1987      02/89           (b)

    Other:
      Lebanon, New Hampshire (g) (m)        448,726       696,741     1,145,467       233,939     1989      03/89           (b)
                                         ----------    ----------   -----------    ----------

                                         $4,763,707    $7,405,142   $12,168,849    $1,998,386
                                         ==========    ==========   ===========    ==========

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1999

                                                                              Costs Capitalized
                                                                                Subsequent To
                                                       Initial Cost              Acquisition
                                                -------------------------   ---------------------
                                       Encum-                Building and     Improve-   Carrying
                                      brances      Land      Improvements      ments       Costs
                                      -------   ----------   ------------   -----------  --------
Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                     -      $  183,229     $  192,857             -         -
                                                ==========     ==========    ==========  ========

Property in Which the Partnership
  has a 42.09% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Boston Market Restaurant:
      Mesa, Arizona (k)                  -      $  440,842     $  650,622             -         -
                                                ==========     ==========    ==========  ========

Property in Which the Partnership
  has a 27.78% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington              -      $  875,659     $1,389,366             -         -
                                                ==========     ==========    ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 53.12% Interest and has
  Invested in Under an
  Operating Lease:
    Ruby Tuesday's Restaurant:
      Orlando, Florida                   -      $  623,496              -             -         -
                                                ==========     ==========    ==========  ========

Property of Joint Venture
  in Which the Partnership
  has a 12% Interest and has
  Invested in Under an
  Operating Lease:
    Roadhouse Grill:
      Duluth, Georgia                    -      $1,083,153              -             -         -
                                                ==========     ==========    ==========  ========

                                                                                                                     Life on Which
                                                 Gross Amount at Which                                              Depreciation in
                                             Carried at Close of Period (c)                      Date                Latest Income
                                         --------------------------------------
                                                     Buildings and               Accumulated    of Con-     Date      Statement is
                                            Land      Improvements     Total     Depreciation  struction  Acquired      Computed
                                         ----------  -------------  -----------  ------------  ---------  --------  ---------------
Property of Joint Venture
  in Which the Partnership
  has a 43% Interest and has
  Invested in Under an
  Operating Lease:
    Waffle House Restaurant:
      Cocoa, Florida                     $  183,229     $  192,857   $  376,086     $  64,337     1986      12/89          (b)
                                         ==========     ==========   ==========     =========

Property in Which the Partnership
  has a 42.09% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Boston Market Restaurant:
      Mesa, Arizona (k)                  $  440,842     $  650,622   $1,091,464     $  47,524     1997      10/97          (b)
                                         ==========     ==========   ==========     =========

Property in Which the Partnership
  has a 27.78% Interest as
  Tenants-in-Common and has
  Invested in Under an
  Operating Lease:
    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington              $  875,659     $1,389,366   $2,265,025     $  92,749     1994      12/97          (b)
                                         ==========     ==========   ==========     =========

Property of Joint Venture
  in Which the Partnership
  has a 53.12% Interest and has
  Invested in Under an
  Operating Lease:
    Ruby Tuesday's Restaurant:
      Orlando, Florida                   $  623,496             (f)  $  623,496            (d)    1998      05/98          (d)
                                         ==========                  ==========

Property of Joint Venture
  in Which the Partnership
  has a 12% Interest and has
  Invested in Under an
  Operating Lease:
    Roadhouse Grill:
      Duluth, Georgia                    $1,083,153             (o)  $1,083,153            (p)      (o)     12/99          (p)
                                         ==========                  ==========

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1999

                                                                                     Cost Capitalized
                                                                                       Subsequent to
                                                            Initial Cost                Acquisition
                                                   ----------------------------   -----------------------
                                        Encum-                    Building and     Improve-     Carrying
                                       brances        Land        Improvements       ments        Costs
                                       -------     ----------    --------------   ----------   ----------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Captain D's Restaurant
      Zanesville, Ohio                    -         $ 99,651        $  390,518             -           -

    Denny's Restaurant:
      Huron, Ohio                         -           27,418           456,139             -           -

    Tony Romas:
      Sandy, Utah                         -                -           911,072             -           -
                                                    --------        ----------     ---------    ---------

                                                    $127,069        $1,757,729             -            -
                                                    ========        ==========     =========    =========

Property of Joint Venture
  in Which the Partnership
  has a 53.12% Interest and
  has Invested in Under a
  Direct Financing Lease:

  Ruby Tuesday's Restaurant:
    Orlando, Florida                      -               -         $  820,202             -            -
                                                    ========        ==========     =========    =========

                                                                                                                     Life on Which
                                                 Gross Amount at Which                                              Depreciation in
                                             Carried at Close of Period (c)                      Date                Latest Income
                                         --------------------------------------
                                                     Buildings and               Accumulated    of Con-     Date      Statement is
                                            Land      Improvements     Total     Depreciation  struction  Acquired      Computed
                                         ----------  -------------  -----------  ------------  ---------  --------  ---------------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Captain D's Restaurant
      Zanesville, Ohio                       (f)          (f)           (f)           (e)         1988      03/89            (e)

    Denny's Restaurant:
      Huron, Ohio                            (f)          (f)           (f)           (e)         1971      05/89            (e)

    Tony Romas:
      Sandy, Utah                             -           (f)           (f)           (d)         1997      12/97            (d)





Property of Joint Venture
  in Which the Partnership
  has a 53.12% Interest and
  has Invested in Under a
  Direct Financing Lease:

  Ruby Tuesday's Restaurant:
    Orlando, Florida                          -           (f)           (f)           (d)         1998      05/98            (d)

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997, are summarized as follows:

                                                                                                      Accumulated
                                                                                Cost                  Depreciation
                                                                       -------------------      ---------------------
Properties the Partnership has Invested in Under Operating
 Leases:

  Balance, December 31, 1996                                                   $17,715,978                 $2,346,374
  Dispositions                                                                  (3,099,783)                  (726,447)
  Depreciation Expense (j)(n)                                                           --                    324,431
                                                                       -------------------      ---------------------

  Balance, December 31, 1997                                                    14,616,195                  1,944,358
  Reclassification from direct financing lease                                     530,497                         --
  Dispositions                                                                  (1,936,958)                  (315,857)
  Depreciation expense (j)(m)(n)                                                        --                    267,254
                                                                       -------------------      ---------------------

  Balance, December 31, 1998                                                    13,209,734                  1,895,755
  Dispositions                                                                  (1,040,885)                  (140,629)
  Depreciation expense                                                                  --                    243,260
                                                                       -------------------      ---------------------

  Balance, December 31, 1999                                                   $12,168,849                 $1,998,386
                                                                       ===================      =====================

Property of Joint Venture in Which the Partnership has a 43%
 Interest and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                   $   376,086                 $   45,053
  Depreciation expense                                                                  --                      6,428
                                                                       -------------------      ---------------------

  Balance, December 1997                                                           376,086                     51,481
  Depreciation expense                                                                  --                      6,428
                                                                       -------------------      ---------------------

  Balance, December 31, 1998                                                       376,086                     57,909
  Depreciation expense                                                                  --                      6,428
                                                                       -------------------      ---------------------

  Balance, December 31, 1999                                                   $   376,086                 $   64,337
                                                                       ===================      =====================

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999

                                                                                                      Accumulated
                                                                            Cost                      Depreciation
                                                                  ------------------------      ------------------------
Property of Joint Venture in Which the Partnership has
 48.90% Interest and has Invested in Under Operating
 Leases:

  Balance, December 31, 1996                                                    $  714,367                     $  98,994
  Depreciation expense                                                                  --                        14,347
                                                                  ------------------------      ------------------------

  Balance, December 31, 1997                                                       714,367                       113,341
  Depreciation expense                                                                  --                        14,347
                                                                  ------------------------      ------------------------

  Balance, December 31, 1998                                                       714,367                       127,688
  Disposition                                                                     (714,367)                     (133,744)
  Depreciation expense                                                                  --                         6,056
                                                                  ------------------------      ------------------------

  Balance, December 31, 1999 (q)                                                $       --                     $      --
                                                                  ========================      ========================

Property of Joint Venture in Which the Partnership has a 42.09% Interest as Tenants-in-common and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                    $       --                     $      --
  Acquisition                                                                    1,091,464                            --
  Depreciation expense                                                                  --                         4,021
                                                                  ------------------------      ------------------------

  Balance, December 31, 1997                                                     1,091,464                         4,021
  Depreciation Expense                                                                  --                        21,816
                                                                  ------------------------      ------------------------

  Balance, December 31, 1998                                                     1,091,464                        25,837
  Depreciation expense                                                                  --                        21,687
                                                                  ------------------------      ------------------------

  Balance, December 31, 1999                                                    $1,091,464                     $  47,524
                                                                  ========================      ========================

Property of Joint Venture in Which the Partnership has a 27.78%
 Interest as Tenants-in-common and has Invested in Under an Operating Lease:

  Balance, December 31, 1996                                                    $       --                     $      --
  Acquisition                                                                    2,265,025                            --
  Depreciation expense                                                                  --                           127
                                                                  ------------------------      ------------------------

  Balance, December 31, 1997                                                     2,265,025                           127
  Depreciation expense                                                                  --                        46,309
                                                                  ------------------------      ------------------------

  Balance, December 31, 1998                                                     2,265,025                        46,436
  Depreciation expense                                                                  --                        46,313
                                                                  ------------------------      ------------------------

  Balance, December 31, 1999                                                    $2,265,025                     $  92,749
                                                                  ========================      ========================

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                           Accumulated
                                                                                Cost                       Depreciation
                                                                     ------------------------     ----------------------------
Property of Joint Venture in Which the Partnership has a
 53.12% Interest and has Invested in Under an Operating Lease:

Balance, December 31, 1997                                             $                   --       $                       --
   Acquisition                                                                        623,496                               --
   Depreciation expense (d)                                                                --                               --
                                                                     ------------------------     ----------------------------

   Balance, December 31, 1998                                                         623,496                               --
   Depreciation (d)                                                                        --                               --
                                                                     ------------------------     ----------------------------

   Balance, December 31, 1999                                          $              623,496       $                       --
                                                                     ========================     ============================

Property of Joint Venture in Which the Partnership has a 12%
 Interest and has Invested in Under an Operating Lease:

   Balance, December 31, 1998                                          $                   --       $                       --
   Acquisition (o)                                                                  1,083,153                               --
   Depreciation expense (p)                                                                --                               --
                                                                     ------------------------     ----------------------------

   Balance, December 31, 1999                                          $            1,083,153       $                       --
                                                                     ========================     ============================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $12,649,043 and $7,425,882, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


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

(j) For financial reporting purposes, the undepreciated cost of the Property in Belding, Michigan, was written down to net realizable value to due an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $307,283 as of December 31, 1998. The impairment at December 31, 1998 represented the difference between the Property's carrying value and estimated net realizable value of the Property. The Partnership increased the allowance by $138,828 during 1999. This increase was based on the difference between the estimated net value of the Property at December 31, 1999, and the net sales proceeds from the sale of the Property to a third party in March 2000. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on building.

(k) During the year ended December 31, 1997, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,464.

(l) Effective March 1998, the lease for this property was terminated, resulting in the lease being reclassified as an operating lease. The building was recorded at net book value as of March 1998, and will be depreciated over its remaining estimated life of approximately 20 years.

(m) For financial reporting proposes, the undepreciated cost of the Property in Lebanon, New Hampshire, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairments by recording an allowance for loss on land and building in the amount of $169,482 and $221,898 at December 31, 1999 and 1998, respectively. The impairments represent the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1999 and 1998, respectively. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowances for loss on land and building.

(n) For financial reporting purposes, the undepreciated cost of the Property in Daleville, Indiana, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on the building in the amount of $124,670 for the year ended December 31, 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on the building.

(o)  Building scheduled for completion in 2000.

(p) Property was not placed in service as of December 31, 1999; therefore, no depreciation was taken.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999


(q) During the year ended December 31, 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. The joint venture intends to reinvest the net sales proceeds in an additional Property.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                  -------------------------------------------

                               December 31, 1999

                                                                                                           Principal
                                                                                                             Amount
                                                                                                            of Loans
                                                                                                           Subject to
                                                                                       Carrying            Delinquent
                                  Final        Periodic                    Face        Amount of          Principal or
                   Interest      Maturity       Payment      Prior      Amount of      Mortgages          Description
                     Rate          Date          Terms       Liens      Mortgages         (1)               Interest
                  ----------    ----------    ----------    -------    -----------    -----------        --------------
Perkins-
Myrtle Beach, FL
First Mortgage        10.25%     July 2000            (2)   $    --      $1,040,000   $   868,309 (3)        $       --
                                                            =======    ============   ===========        ==============

                  (1) Carrying amount consists of outstanding principal plus accrued interest less a deferred gain. The tax carrying value of the note is $883,312, which is net of a deferred gains of $131,519.

                  (2) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $1,006,004.

                  (3) The changes in the carrying amounts are summarized as follows:

                                                                  1999               1998              1997
                                                            ---------------      -------------     -------------
                  Balance at beginning of period                $ 1,748,060         $1,758,167        $1,772,858

                  Interest earned                                   129,936            223,031           211,263

                  Collections of principal and interest          (1,192,250)          (236,429)         (227,316)

                  Recognition of deferred gain on sale of
                  land and building                                 182,563              3,291             1,362
                                                            ---------------      -------------     -------------

                  Balance at end of period                      $   868,309         $1,748,060        $1,758,167
                                                            ===============      =============     =============

                                 EXHIBIT INDEX



Exhibit Number
--------------

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