Form 10-Q
period 2000-03-31
CNL INCOME FUND V LTD
filed 2000-05-12
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                 March 31, 2000
                                          ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2922869
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,               December 31,
                                                                               2000                      1999
                                                                         ------------------       -------------------
                               ASSETS

   Landand  buildings on operating  leases,  less  accumulated  depreciation  of
       $1,945,726 and $1,998,386,  respectively,  and allowance for loss on land and buildings of $516,049 and $962,161, respectively
                                                                               $ 9,028,386               $ 9,208,302
   Net investment in direct financing leases                                     1,660,713                 1,670,966
   Investment in joint ventures                                                  2,524,081                 2,534,850
   Mortgage notes  receivable,  less deferred gain of $136,969 and
       $137,303, respectively                                                      866,194                   868,309
   Cash and cash equivalents                                                     1,875,426                 1,984,879
   Receivables, less allowance for doubtful accounts
       of $198,715 and $153,750, respectively                                       46,141                    54,580
   Prepaid expenses                                                                  3,467                     4,458
   Accrued rental income                                                           313,127                   300,090
   Other assets                                                                     54,346                    54,346
                                                                         ------------------       -------------------

                                                                              $ 16,371,881              $ 16,680,780
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   25,911                $   81,476
   Accrued real estate taxes payable                                                12,391                     4,201
   Distributions payable                                                           500,000                   500,000
   Due to related parties                                                          359,969                   348,888
   Rents paid in advance                                                            19,387                     6,094
                                                                         ------------------       -------------------
       Total liabilities                                                           917,658                   940,659

   Minority interest                                                                72,670                    77,373

   Partners' capital                                                            15,381,553                15,662,748
                                                                         ------------------       -------------------

                                                                              $ 16,371,881              $ 16,680,780
                                                                         ==================       ===================
See accompanying notes to condensed financial statements

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2000              1999
                                                                        ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 252,736         $ 293,048
    Earned income from direct financing leases                                     34,729            45,883
    Interest and other income                                                      50,550            58,654
                                                                           ---------------    --------------
                                                                                  338,015           397,585
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           42,205            36,114
    Professional services                                                          10,361             5,392
    Bad debt expense                                                               18,673                --
    Real estate taxes                                                              14,197             7,805
    State and other taxes                                                           6,365             5,957
    Depreciation and amortization                                                  58,402            64,112
    Transaction costs                                                              23,692            31,470
                                                                           ---------------    --------------
                                                                                  173,895           150,850
                                                                           ---------------    --------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures and Gain on
    Sale of Land and Buildings                                                    164,120           246,735

Minority Interest in Loss of Consolidated Joint Venture                             4,703             4,385

Equity in Earnings of Unconsolidated Joint Ventures                                49,648            56,838

Gain on Sale of Land and Buildings                                                    334           395,113
                                                                           ---------------    --------------
                                                                           ---------------    --------------

Net Income                                                                      $ 218,805         $ 703,071
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                            $   2,188         $   5,435
    Limited partners                                                              216,617           697,636
                                                                           ---------------    --------------

                                                                                $ 218,805         $ 703,071
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   4.33         $   13.95
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                              50,000            50,000
                                                                           ===============    ==============
See accompanying notes to condensed financial statements

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Quarter Ended           Year Ended
                                                                         March 31,            December 31,
                                                                           2000                   1999
                                                                            ------------------     -----------------

General partners:
    Beginning balance                                                      $   514,026            $  503,730
    Net income                                                                   2,188                10,296
                                                                     ------------------     -----------------
                                                                               516,214               514,026
                                                                     ------------------     -----------------
Limited partners:
    Beginning balance                                                       15,148,722            15,723,372
    Net income                                                                 216,617             1,425,350
    Distributions ($10.00 and $40.00 per
       limited partner unit, respectively)                                    (500,000 )          (2,000,000 )
                                                                     ------------------     -----------------
                                                                            14,865,339            15,148,722
                                                                     ------------------     -----------------

Total partners' capital                                                   $ 15,381,553          $ 15,662,748
                                                                     ==================     =================

See accompanying notes to condensed financial statements

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2000                1999
                                                                              ----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                       $ 261,172          $ 520,276
                                                                              ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                       126,947          1,113,759
       Collections on mortgage note receivable                                          2,428            277,819
                                                                              ----------------    ---------------
          Net cash provided by investing activities                                   129,375          1,391,578
                                                                              ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (500,000 )         (500,000 )
                                                                              ----------------    ---------------
          Net cash used in financing activities                                      (500,000 )         (500,000 )
                                                                              ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                 (109,453 )        1,411,854

Cash and Cash Equivalents at Beginning of Quarter                                   1,984,879            352,648
                                                                              ----------------    ---------------

Cash and Cash Equivalents at End of Quarter                                        $1,875,426         $1,764,502
                                                                              ================    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                              $   4,050             $   --
                                                                              ================    ===============

       Distributions declared and unpaid at end of
          quarter                                                                   $ 500,000          $ 500,000
                                                                              ================    ===============
See accompanying notes to condensed financial statements

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 1999.

         The Partnership accounts for its 66.5% interest in CNL/Longacre Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         During the quarter ended March 31, 2000, the Partnership sold its property in Belding, Michigan, to a third party for $135,000 and received net sales proceeds of $126,947 resulting in a loss of $138,828 for financial reporting purposes. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on building of $138,828, no gain or loss was recorded for financial reporting purposes during the quarter ended March 31, 2000.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


4.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 22 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         During the quarters ended March 31, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $261,172 and $520,276 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in cash from operations for the quarter ended March 31, 2000 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2000.

         During the quarter ended March 31, 2000, the Partnership sold its Property in Belding, Michigan to a third party for $135,000 and received net sales proceeds of $126,947 resulting in a loss of $138,828 for financial reporting purposes. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on building of $138,828, no gain or loss was recorded for financial reporting purposes during the quarter ended March 31, 2000. The Partnership intends to use the net sales proceeds to pay liabilities of the Partnership, to reinvest in an additional property or to distribute to the limited partners. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and, if determined appropriate, to invest in an additional property. At March 31, 2000, the Partnership had $1,875,426 invested in such short-term investments, as compared to $1,984,879 at December 31, 1999. The funds remaining at March 31, 2000, will be used towards the payment of distributions to the limited partners or used to meet the Partnership's working capital and other needs.





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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $500,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions of $10.00 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership decreased to $917,658 at March 31, 2000, from $940,659 at December 31, 1999, primarily due to a decrease in accounts payable. The decrease in liabilities was partially offset by an increase in rents paid in advance at March 31, 2000, as compared to December 31, 1999. Liabilities at March 31, 2000, to the extent they exceed cash and cash equivalents at March 31, 2000 (excluding amounts held representing net sales proceeds from the sale of Properties and collections under the promissory note), will be paid from future cash from operations, net sales proceeds, or in the event the general partners elect to make capital contributions, from future general partner contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 20 wholly owned Properties (which included two Properties which were sold in March
1999), and during the quarter ended March 31, 2000, the Partnership and CNL/Longacre Joint Venture owned and leased 18 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership and CNL/Longacre Joint Venture earned $287,465 and $338,931, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased by approximately $19,500 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, as a result of the sales of Properties during 1999.

         Rental and earned income also decreased during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999, by approximately $10,100 due to the fact that the Partnership established an allowance for doubtful accounts for past due rental amounts in accordance with the Partnership's policy, relating to the Property in Huron, Ohio. The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The tenant vacated the Property, ceased operations and ceased making rental payments to the Partnership. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property.

         Rental and earned income also decreased during the quarter ended March 31, 2000, by approximately $11,400 due to the fact that the Partnership established an allowance of doubtful accounts for past due rental amounts relating to the Property in New Castle, Indiana, in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         Rental and earned income during the quarters ended March 31, 2000 and 1999 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Properties in Daleville, Indiana and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         For the quarters ended March 31, 2000 and 1999, the Partnership owned and leased three Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In addition, during the quarter ended March 31, 2000, the Partnership owned and leased an additional Property indirectly through a joint venture arrangement. In connection therewith, the Partnership earned $49,648 and $56,838, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures during the quarter ended March 31, 2000, as compared March 31, 1999, was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property. Halls Joint Venture intends to reinvest the net sales proceeds in an additional Property or distribute to each joint venture partners in accordance with the terms of the joint venture agreement.

         Operating expenses, including depreciation expense, were $173,895 and $150,850 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, is primarily due to the Partnership recording approximately $18,600 in bad debt expense relating to the Property in Huron, Ohio, for which the tenant vacated the Property and ceased making rental payments, as described above.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $334 and $181,610 during the quarters ended March 31, 2000 and 1999, respectively. The gain recognized was higher during the quarter ended March 31, 1999, due to the fact that during the quarter ended March 31, 1999, the Partnership collected an advance payment of principal relating to the promissory note collateralized by a Property in St. Cloud, Florida, which the Partnership sold in 1996, which accelerated the recognition of the gain for financial reporting purposes. In addition, as a result of the sales of the Properties in Endicott and Ithaca, New York, the Partnership recognized an additional gain of $213,503 for financial reporting purposes during the quarter ended March 31, 1999.

Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through March 31, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles
            A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No.
            CIO-99-0003561.

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

            On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

            On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

27       Financial Data Schedule (Filed herewith.)

                  (b)      Reports on Form 8-K

                           A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000 describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000

                    CNL INCOME FUND V, LTD.


                    By:       CNL REALTY CORPORATION
                               General Partner


                             By:       /s/ James M. Seneff, Jr.
                                       --------------------------------------
                                       JAMES M. SENEFF, JR.
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                             By:       /s/ Robert A. Bourne
                                       --------------------------------------
                                       ROBERT A. BOURNE
                                       President and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)