Form 10-Q
period 2000-06-30
CNL INCOME FUND V LTD
filed 2000-08-14
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2922869
----------------------------------------        -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801-3336
----------------------------------------        -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-6

   Item 2.    Management's Discussion and Analysis of Financial          7-11
                  Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            12

Part II

   Other Information                                                     13-14

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,                December 31,
                                                                               2000                      1999
                                                                         ------------------       -------------------
                               ASSETS

   Land and  buildings on operating  leases,  less  accumulated depreciation  of $2,002,785 and $1,998,386, respectively,
       and allowance for loss on land and buildings of $516,049
       and $962,161, respectively
                                                                               $ 8,971,326               $ 9,208,302
   Net investment in direct financing leases                                     1,650,276                 1,670,966
   Investment in joint ventures                                                  2,504,887                 2,534,850
   Mortgage notes  receivable,  less deferred gain of $136,626 and
       $137,303, respectively                                                      864,024                   868,309
   Cash and cash equivalents                                                     1,784,889                 1,984,879
   Receivables, less allowance for doubtful accounts
       of $174,573 and $153,750, respectively                                       32,000                    54,580
   Prepaid expenses                                                                  7,827                     4,458
   Accrued rental income                                                           326,164                   300,090
   Other assets                                                                     54,346                    54,346
                                                                         ------------------       -------------------

                                                                              $ 16,195,739              $ 16,680,780
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   21,678                $   81,476
   Accrued real estate taxes payable                                                 5,058                     4,201
   Distributions payable                                                           500,000                   500,000
   Due to related parties                                                          416,085                   348,888
   Rents paid in advance                                                            25,093                     6,094
                                                                         ------------------       -------------------
       Total liabilities                                                           967,914                   940,659

   Minority interest                                                                69,130                    77,373

   Partners' capital                                                            15,158,695                15,662,748
                                                                         ------------------       -------------------

                                                                              $ 16,195,739              $ 16,680,780
                                                                         ==================       ===================


           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                               Quarter Ended                    Six Months Ended
                                                                 June 30,                           June 30,
                                                           2000             1999              2000             1999
                                                       -------------    -------------     -------------     ------------
Revenues:
    Rental income from operating leases                   $ 283,099        $ 265,979         $ 537,669        $ 550,939
    Earned income from direct financing leases               44,692           45,717            79,421           91,600
    Contingent rental income                                 18,882           16,658            17,048           24,746
    Interest and other income                                31,058           43,320            81,608          101,974
                                                       -------------    -------------     -------------     ------------
                                                            377,731          371,674           715,746          769,259
                                                       -------------    -------------     -------------     ------------

Expenses:
    General operating and administrative                     43,570           34,888            85,775           71,002
    Professional services                                     5,731           13,190            16,092           18,582
    Bad debt expense                                             --               --            18,673               --
    Real estate taxes                                         6,286            8,682            20,483           16,487
    State and other taxes                                       379              447             6,744            6,404
    Depreciation                                             57,060           60,067           115,462          124,179
    Transaction costs                                        22,474           59,718            46,166           91,188
                                                       -------------    -------------     -------------     ------------
                                                            135,500          176,992           309,395          327,842
                                                       -------------    -------------     -------------     ------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    and Gain on Sale of Land and Buildings                  242,231          194,682           406,351          441,417

Minority Interest in Loss of Consolidated Joint
    Venture                                                   3,540            4,787             8,243            9,172

Equity in Earnings of Unconsolidated Joint
    Ventures                                                 31,028          172,427            80,676          229,265

Gain on Sale of Land and Buildings                              343              309               677          395,422
                                                       -------------    -------------     -------------     ------------

Net Income                                                $ 277,142        $ 372,205         $ 495,947      $ 1,075,276
                                                       =============    =============     =============     ============

Allocation of Net Income:
    General partners                                      $   2,772        $   3,722          $  4,960         $  9,157
    Limited partners                                        274,370          368,483           490,987        1,066,119
                                                       -------------    -------------     -------------     ------------

                                                          $ 277,142        $ 372,205         $ 495,947      $ 1,075,276
                                                       =============    =============     =============     ============

Net Income Per Limited Partner Unit                        $   5.49         $   7.37          $   9.82         $  21.32
                                                       =============    =============     =============     ============

Weighted Average Number of Limited Partners
    Units Outstanding                                        50,000           50,000            50,000           50,000
                                                       =============    =============     =============     ============


           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                   Six Months Ended             Year Ended
                                                       June 30,                December 31,
                                                         2000                      1999
                                                -----------------------      -----------------

General partners:
    Beginning balance                                      $   514,026             $  503,730
    Net income                                                   4,960                 10,296
                                                -----------------------      -----------------
                                                               518,986                514,026
                                                -----------------------      -----------------
Limited partners:
    Beginning balance                                       15,148,722             15,723,372
    Net income                                                 490,987              1,425,350
    Distributions ($20.00 and $40.00 per
       limited partner unit, respectively)                  (1,000,000 )           (2,000,000 )
                                                -----------------------      -----------------
                                                            14,639,709             15,148,722
                                                -----------------------      -----------------

Total partners' capital                                   $ 15,158,695           $ 15,662,748
                                                =======================      =================


           See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                   Six Months Ended
                                                                       June 30,
                                                               2000                 1999
                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                   $ 668,143           $ 879,145
                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                   126,947           1,113,759
       Collections on mortgage notes receivable                     4,920           1,048,211
                                                          ----------------     ---------------
          Net cash provided by investing activities               131,867           2,161,970
                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                       (1,000,000 )        (1,000,000 )
                                                          ----------------     ---------------
          Net cash used in financing activities                (1,000,000 )        (1,000,000 )
                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents             (199,990 )         2,041,115

Cash and Cash Equivalents at Beginning of Period                1,984,879             352,648
                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                     $1,784,889          $2,393,763
                                                          ================     ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                           $   4,050              $   --
                                                          ================     ===============

       Distributions declared and unpaid at end
          of  period                                            $ 500,000           $ 500,000
                                                          ================     ===============


           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 2000, the Partnership sold its property in Belding, Michigan, to a third party for $135,000 and received net sales proceeds of approximately $126,900 resulting in a loss of approximately $446,100 for financial reporting purposes. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on building of approximately $446,100, no gain or loss was recorded for financial reporting purposes during the six months ended June 30, 2000. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050 (see Note 3).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


3.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2000, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050 as a result of the sale of a property (see Note 2). No deferred, subordinated, real estate disposition fees were incurred during the quarter and six months ended June 30, 1999.

4.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

5.       Subsequent Event:

         In July 2000, Halls Joint Venture, in which the Partnership owned a 48.9% interest, was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $440,700 representing its 48.9% share of the liquidation proceeds of the joint venture. No gain or loss on dissolution of joint venture was recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 22 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         During the six months ended June 30, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $668,143 and $879,145 for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash from operations for the six months ended June 30, 2000 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         During the six months ended June 30, 2000, the Partnership sold its Property in Belding, Michigan to a third party for $135,000 and received net sales proceeds of approximately $126,900 resulting in a loss of approximately $446,100 for financial reporting purposes. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on building of approximately $446,100, no gain or loss was recorded for financial reporting purposes during the six months ended June 30, 2000. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050. The Partnership intends to distribute the majority of the net sales proceeds to the limited partners.

         In July 2000, Halls Joint Venture, in which the Partnership owned a 48.9% interest, was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $440,700 representing it's 48.9% share of the liquidations proceeds of the joint venture. No gain or loss on dissolution of joint venture was recorded. The Partnership intends to use its share of the proceeds to pay liabilities of the Partnership or to distribute to the limited partners.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit, with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At June 30, 2000, the Partnership had $1,784,889 invested in such short-term investments, as compared to $1,984,879 at December 31, 1999. The funds remaining at June 30, 2000 will be used towards the payment of distributions to the limited partners or used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership increased to $967,914 at June 30, 2000, from $940,659 at December 31, 1999, primarily due to an increase in amounts due to related parties and an increase in rents paid in advance at June 30, 2000, as compared to December 31, 1999. The increase was partially offset by a decrease in accounts payable at June 30, 2000, as compared to December 31, 1999. Liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents at June 30, 2000 (excluding amounts held representing net sales proceeds from the sale of Properties and collections under the promissory note), will be paid from future cash from operations, net sales proceeds from the sales of Properties or in the event the general partners elect to make capital contributions, from future general partner contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,000,000 for each of the six months ended June 30, 2000 and 1999 ($500,000 for each of the quarters ended June 30, 2000 and 1999). This represents distributions of $20.00 per unit for each of the six months ended June 30, 2000 and 1999 ($10.00 for each of the quarters ended June 30, 2000 and 1999). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 20 wholly owned Properties (which included two Properties which were sold in March
1999), and during the six months ended June 30, 2000, the Partnership and CNL/Longacre Joint Venture owned and leased 18 wholly owned Properties (including one Property which was sold in March 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership and CNL/Longacre Joint Venture earned $617,090 and $642,539, respectively, in rental income from operating leases and earned income from direct financing leases, $327,791 and $311,696 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and earned income decreased during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, by approximately $19,500 as a result of the sales of Properties during 1999 and 2000.

         Rental and earned income also decreased during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, by approximately $10,200 due to the fact that the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Property in Huron, Ohio, in accordance with the Partnership's policy, The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. The tenant vacated the Property and discontinued operations and making rental payments to the Partnership. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking a new tenant or purchaser for this Property.

         Rental and earned income during the quarters and six months ended June 30, 2000 and 1999 remained at reduced amounts due to the fact that the Partnership did not receive any rental income relating to the Properties in Daleville, Indiana and Lebanon, New Hampshire. Rental, earned and contingent rental income are expected to remain at reduced amounts until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         The increase in rental and earned income during the quarter ended June 30, 2000, was partially attributable to, and the decrease during the six months ended June 30, 2000, was partially offset by, an increase of approximately $23,000 and $11,600 during the quarter and six months ended June 30, 2000 due to the fact that the Partnership collected and recognized as income past due rental amounts for which the Partnership had previously established an allowance for doubtful accounts, relating to its Properties in NewCastle, Indiana and Port Orange, Florida.

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property in Halls Joint Venture, which was sold in June 1999) and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership earned $80,676 and $229,265, respectively, $31,028 and $172,427 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in net income earned by these joint ventures during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, recognized a gain of approximately $239,300 for financial reporting purposes as a result of the sale of its Property in June 1999. In July 2000, Halls Joint Venture was dissolved as discussed above in "Capital Resources."

         In addition, the decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2000 was partially attributable to the fact that in 1998, a tenant of a Property in which the Partnership owns a 42.09% interest with an affiliate of the general partners, as tenants-in-common, filed for bankruptcy and, during the quarter and six months ended June 30, 2000 rejected the lease relating to the only Property leased by this tenant. As a result, this tenant discontinued making rental payments on the rejected lease. In conjunction with the rejected lease, during the quarter and six months ended June 30, 2000, the tenants-in-common established an allowance for doubtful accounts of approximately $4,800 relating to past due rental amounts and reversed approximately $31,500 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The tenants-in-common will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operation of the tenants-in-common if the tenants-in-common is not able to release the Property in a timely manner. The tenants-in-common is currently seeking a new tenant for the rejected and vacant Property.

         During the six months ended June 30, 2000 and 1999, the Partnership earned $81,608 and $101,974, respectively, in interest and other income, $31,058 and $43,320 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily attributable to the fact that during the quarter and six months ended June 30, 1999, the Partnership collected the outstanding balance relating to the promissory note the Partnership accepted in connection with the sale of its Property in St. Cloud, Florida in 1996.

         Operating expenses, including depreciation expense, were $309,395 and $327,842 for the six months ended June 30, 2000 and 1999, respectively, of which $135,500 and $176,992 were incurred for the quarters ended June 30, 2000 and 1999, respectively. Operating expenses decreased during the quarter and six months ended June 30, 2000, partially due to the fact that the Partnership incurred less transaction costs during the quarter and six months ended June 30, 2000, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger." In addition, the decrease during the quarter and six months ended June 30, 2000 was partially attributable to a decrease in depreciation expense as a result of the sale of two properties in 1999, and one Property in January 2000.

         The decrease in operating expenses during the six months ended June 30, 2000 was partially offset by the fact that the Partnership recorded approximately $18,100 in bad debt expense and accrued approximately $5,400 in real estate tax expense relating to the Property in Huron, Ohio, for which the tenant vacated the Property and discontinued making rental payments, as described above. The Partnership expects to continue to incur operating expenses such as repairs and maintenance, insurance and real estate tax expense, relating to this Property until the Property is sold or re-leased to a new tenant. The Partnership is currently seeking a new tenant or purchaser for this property. In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2000, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         Due to tenant defaults under the terms of their lease agreements for the Properties in Daleville, Indiana, and Lebanon, New Hampshire, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, have incurred and expect to continue to incur operating expenses such as repairs and maintenance, insurance, and real estate tax expenses, relating to these Properties until the Properties are sold or re-leased to new tenants. The Partnership is currently seeking new tenants or purchasers for these Properties.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $677 and $181,919 during the six months ended June 30, 2000 and 1999, respectively, $343 and $309 of which were recognized during the quarters ended June 30, 2000 and 1999, respectively. The gain recognized during the six months ended June 30, 1999 was higher than that recognized during the six months ended June 30, 2000, due to the fact that during the six months ended June 30, 1999, the Partnership collected an advance payment of principal relating to the Property in St. Cloud, Florida, which accelerated the recognition of the gain for financial reporting purposes. In addition, as a result of the sales of the Properties in Endicott and Ithaca, New York, the Partnership recognized a gain of $213,503 for financial reporting purposes during the six months ended June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1 "Legal Proceedings", in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through June 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
          A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

          On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

                   27   Financial Data Schedule (Filed herewith.)

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 2000

                                  CNL INCOME FUND V, LTD.


                                  By: CNL REALTY CORPORATION
                                      General Partner


                                      By:/s/ James M. Seneff, Jr.
                                         -----------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         Principal Executive Officer)


                                      By:/s/ Robert A. Bourne
                                         -----------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)