Form 10-Q
period 2000-09-30
CNL INCOME FUND V LTD
filed 2000-11-13
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                  September 30, 2000
                                          ----------------------------

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


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                               59-2922869
------------------------------------------------------   -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801-3336
------------------------------------------------------   -----------------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                         -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________






                                    CONTENTS




Part I                                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   9-14

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                           14

Part II

   Other Information                                                                    15-16





                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                         September 30,             December 31,
                                                                             2000                      1999
                                                                       ------------------       -------------------
                             ASSETS

Land and buildings on operating leases, less accumulated
    depreciation and allowance for loss on land and buildings                $ 8,914,266               $ 9,208,302
Net investment in direct financing leases                                      1,639,648                 1,670,966
Investment in joint ventures                                                   2,145,388                 2,534,850
Mortgage  notes  receivable,  less deferred gain of $136,510 and
    $137,303, respectively                                                       880,202                   868,309
Cash and cash equivalents                                                      1,631,179                 1,984,879
Receivables, less allowance for doubtful accounts
    of $189,277 and $153,750, respectively                                        37,562                    54,580
Prepaid expenses                                                                   6,304                     4,458
Accrued rental income                                                            339,200                   300,090
Other assets                                                                      41,908                    54,346
                                                                       ------------------       -------------------

                                                                            $ 15,635,657              $ 16,680,780
                                                                       ==================       ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                              $   45,690                $   81,476
Accrued real estate taxes payable                                                 11,945                     4,201
Distributions payable                                                            937,500                   500,000
Due to related parties                                                           202,141                   348,888
Rents paid in advance                                                              5,787                     6,094
                                                                       ------------------       -------------------
    Total liabilities                                                          1,203,063                   940,659

Minority interest                                                                 31,894                    77,373

Partners' capital                                                             14,400,700                15,662,748
                                                                       ------------------       -------------------

                                                                            $ 15,635,657              $ 16,680,780
                                                                       ==================       ===================

See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                    Nine Months Ended
                                                               September 30,                      September 30,
                                                           2000             1999              2000             1999
                                                       -------------    -------------     -------------     ------------
Revenues:
    Rental income from operating leases                 $ 265,980          $ 265,985         $ 803,649        $ 816,925
    Earned income from direct financing leases             30,498             45,547           109,919          137,147
    Contingent rental income                               15,251             14,177            32,299           38,922
    Interest and other income                              43,087             45,154           124,695          147,128
                                                       -------------    -------------     -------------     ------------
                                                          354,816            370,863         1,070,562        1,140,122
                                                       -------------    -------------     -------------     ------------

Expenses:
    General operating and administrative                  105,066             32,761           190,841          103,763
    Bad debt expense                                           --                 --            18,673               --
    Professional services                                  46,097             12,772            62,189           31,354
    Real estate taxes                                       6,887              8,816            27,370           25,303
    State and other taxes                                     268                 --             7,012            6,404
    Depreciation                                           57,059             60,067           172,521          184,246
    Transaction costs                                          --             44,344            46,166          135,532
                                                       -------------    -------------     -------------     ------------

                                                          215,377            158,760           524,772          486,602
                                                       -------------    -------------     -------------     ------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in
    Earnings of Unconsolidated Joint Ventures,
    Gain on Sale of Land and Buildings and
    Provision for Loss on Assets                          139,439            212,103           545,790          653,520

Minority Interest in Loss of Consolidated Joint
    Venture                                                37,236             65,186            45,479           74,358

Equity in Earnings of Unconsolidated Joint
    Ventures                                               35,168             54,476           115,844          283,741

Gain on Sale of Land and Buildings                            116                318               793          395,740

Provision for Loss on Assets                              (32,454   )       (169,482 )         (32,454 )       (169,482 )
                                                       -------------    -------------     -------------     ------------

Net Income                                              $ 179,505          $ 162,601         $ 675,452       $1,237,877
                                                       =============    =============     =============     ============

Allocation of Net Income:
    General partners                                     $  1,141          $   1,625          $  6,101         $ 10,782
    Limited partners                                      178,364            160,976           669,351        1,227,095
                                                       -------------    -------------     -------------     ------------

                                                        $ 179,505          $ 162,601         $ 675,452       $1,237,877
                                                       =============    =============     =============     ============

Net Income Per Limited Partner Unit                      $   3.57           $   3.22          $  13.39         $  24.54
                                                       =============    =============     =============     ============

Weighted Average Number of Limited Partners
    Units Outstanding                                      50,000             50,000            50,000           50,000
                                                       =============    =============     =============     ============

See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                   Nine Months Ended               Year Ended
                                                                     September 30,                December 31,
                                                                         2000                         1999
                                                               --------------------------     ----------------------
General partners:
    Beginning balance                                                      $     514,026               $    503,730
    Net income                                                                     6,101                     10,296
                                                               --------------------------     ----------------------
                                                                                 520,127                    514,026
                                                               --------------------------     ----------------------
Limited partners:
    Beginning balance                                                         15,148,722                 15,723,372
    Net income                                                                   669,351                  1,425,350
    Distributions ($38.75 and $40.00 per
       limited partner unit, respectively)                                    (1,937,500 )               (2,000,000 )
                                                               --------------------------     ----------------------
                                                                              13,880,573                 15,148,722
                                                               --------------------------     ----------------------

Total partners' capital                                                   $   14,400,700              $  15,662,748
                                                               ==========================     ======================


See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                2000                 1999
                                                                          -----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $  664,751          $1,268,379
                                                                          -----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                    126,947           1,113,759
       Additions to land and building on operating lease                                --                  --
       Return of capital from joint venture                                        440,689                  --
       Investment in joint venture                                                 (91,851 )                --
       Collections on mortgage notes receivable                                      5,764           1,050,519
                                                                          -----------------     ---------------
          Net cash provided by investing activities                                481,549           2,164,278
                                                                          -----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (1,500,000 )        (1,500,000 )
                                                                          -----------------     ---------------
          Net cash used in financing activities                                 (1,500,000 )        (1,500,000 )
                                                                          -----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                              (353,700 )         1,932,657

Cash and Cash Equivalents at Beginning of Period                                 1,984,879             352,648
                                                                          -----------------     ---------------

Cash and Cash Equivalents at End of Period                                     $ 1,631,179          $2,285,305
                                                                          =================     ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                            $   4,050              $   --
                                                                          =================     ===============

       Distributions declared and unpaid at end
          of  period                                                            $  937,500           $ 500,000
                                                                          =================     ===============

See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                   September 30,             December 31,
                                                                        2000                     1999
                                                                ---------------------   -----------------------
            Land                                                       $   4,649,824             $   4,763,707
            Buildings                                                      6,840,336                 7,405,142
                                                                ---------------------   -----------------------
                                                                          11,490,160                12,168,849
            Less accumulated depreciation                                 (2,059,845 )              (1,998,386 )
                                                                ---------------------   -----------------------
                                                                           9,430,315                10,170,463
            Less allowance for loss on land and
                 buildings                                                  (516,049 )                (962,161 )
                                                                ---------------------   -----------------------
                                                                       $   8,914,266             $   9,208,302
                                                                =====================   =======================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         During the nine months ended September 30, 2000, the Partnership sold its property in Belding, Michigan, to a third party for $135,000 and received net sales proceeds of approximately $126,900 resulting in a loss of approximately $446,100 for financial reporting purposes. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on building of approximately $446,100, no gain or loss was recorded for financial reporting purposes during the nine months ended September 30, 2000. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050 (see Note 5).

3.       Investment in Joint Ventures:

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement. As of September 30, 2000, the Partnership and the joint venture partner had liquidated the joint venture and the Partnership had received approximately $440,700 representing its pro rata share of the liquidation proceeds of the joint venture.

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement. In connection therewith, the Partnership liquidated the joint venture and recorded a loss on liquidation of approximately $32,500, for financial reporting purposes. The Partnership recorded the expected loss as a provision for loss on asset as of September 30, 2000.

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




                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Allocations and Distributions - Continued:

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

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
         Partnership declared distributions to the limited partners of $1,937,500 and $1,500,000, respectively ($937,500 and $500,000 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $38.75 and $30.00 per unit for the nine months ended September 30, 2000 and 1999, respectively ($18.75 and $10.00 per unit for the quarters ended September 30, 2000 and 1999, respectively). Distributions for the nine months ended September 30, 2000, included $500,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the properties in Belding, Michigan; Hall, Tennessee; Ithaca, New York and St. Cloud, Florida. This amount was applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


5.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2000, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050 as a result of the sale of a property (see Note 2). No deferred, subordinated, real estate disposition fees were incurred during the nine months ended September 30, 1999.

6.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

7.       Subsequent Event:

         In October 2000, the Partnership sold its 12 percent interest in Duluth Joint Venture to CNL Income Fund VII, Ltd., a Florida general partnership and an affiliate of the Partnership. The net proceeds received exceeded the basis of the interest in the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 22 Properties, which included interests in four Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         During the nine months ended September 30, 2000 and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $664,751 and $1,268,379 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, the Partnership sold its Property in Belding, Michigan to a third party for $135,000 and received net sales proceeds of approximately $126,900 resulting in a loss of approximately $446,100 for financial reporting purposes. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on building of approximately $446,100, no gain or loss was recorded for financial reporting purposes during the nine months ended September 30, 2000. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. As of September 30, 2000, the Partnership and the joint venture partner had liquidated the joint venture and the Partnership had received approximately $440,700 representing its pro rata share of the liquidation proceeds of the joint venture. The Partnership will use these liquidation proceeds to pay liabilities of the Partnership and for other needs.

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement. In connection therewith, the Partnership liquidated the joint venture and recorded a loss on liquidation of approximately $32,500, for financial reporting purposes. The Partnership recorded the expected loss as a provision for loss on asset as of September 30, 2000.

         In October 2000, the Partnership sold its 12 percent interest in Duluth Joint Venture to CNL Income Fund VII, Ltd., a Florida general partnership and an affiliate of the Partnership. The net proceeds received exceeded the basis of the interest in the joint venture.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending distributions to limited partners are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit, with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At September 30, 2000, the Partnership had $1,631,179 invested in such short-term investments, as compared to $1,984,879 at December 31, 1999. The funds remaining at September 30, 2000 after payment of distributions for the quarter ended September 30, 2000, and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership increased to $1,203,063 at September 30, 2000, from $940,659 at December 31, 1999. The increase in liabilities was primarily attributable to the Partnership accruing a special distribution of net sales proceeds of $500,000 from the sale of the Properties in Belding, Michigan; Halls, Tennessee; Ithaca, New York and St. Cloud, Florida, as described below, payable to the limited partners at September 30, 2000. The increase in liabilities was partially offset by a decrease in accounts payable and amounts due from related parties at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2000, a portion of the proceeds received from the sale of the Property described above and the sale of Properties during 1999, as described below, the Partnership declared distributions to limited partners of $1,937,500 and $1,500,000 for the nine months ended September 30, 2000 and 1999, respectively ($937,500 and $500,000 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $38.75 and $30.00 per unit for the nine months ended September 30, 2000 and 1999, respectively ($18.75 and $10.00 for the quarters ended September 30, 2000 and 1999, respectively.) The distribution for the quarter ended September 30, 2000, included $500,000 of net sales proceeds from the sale of the Properties in Belding, Michigan; Halls, Tennessee; Ithaca, New York and St. Cloud, Florida. This special distribution was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative preferred return. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 20 wholly owned Properties (which included two Properties which were sold in March
1999), and during the nine months ended September 30, 2000, the Partnership and CNL/Longacre Joint Venture owned and leased 18 wholly owned Properties (including one Property which was sold in during 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership and CNL/Longacre Joint Venture earned $913,568 and $954,072, respectively, in rental income from operating leases and earned income from direct financing leases, $296,478 and $311,532 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially attributable to a decrease in rental and earned income of approximately $14,000 and $24,200 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Property in Huron, Ohio, in accordance with Partnership policy. The general partners will continue to pursue collection of past due rental amounts and will recognize such amounts as income if collected. Rental and earned income also decreased during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, by approximately $19,500 as a result of the sales of Properties during 1999 and 2000.

         Rental and earned income during the quarters and nine months ended September 30, 2000 and 1999 remained at reduced amounts due to the fact that the Partnership did not receive any rental income relating to the Properties in Daleville, Indiana and Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes new leases or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The Partnership is currently seeking either new tenants or purchasers for these Properties.

         During the nine months ended September 30, 1999, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property in Halls Joint Venture, which was sold in June 1999) and two Properties as tenants-in-common with affiliates of the general partners. During the nine months ended September 30, 2000, the Partnership owned and leased three Properties indirectly through joint venture arrangements and two Properties as tenants-in-common, with affiliates of the general partners. In connection therewith, the Partnership earned $115,844 and $283,741, respectively, $35,168 and $54,476 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in net income earned by these joint ventures during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, recognized a gain of approximately $239,300 for financial reporting purposes as a result of the sale of its Property in June 1999. During the nine months ended September 30, 2000, Halls Joint Venture was dissolved as discussed above in "Capital Resources."

         In addition, the decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2000 was partially attributable to the fact that in 1998, a tenant of a Property in which the Partnership owns a 42.09% interest with an affiliate of the general partners, as tenants-in-common, filed for bankruptcy and, rejected the lease relating to the only Property leased by this tenant. As a result, this tenant discontinued making rental payments on the rejected lease. As a result of the tenant rejecting the lease, rental and earned income of this joint venture decreased by approximately $31,500 during the quarter and nine months ended September 30, 2000. In addition, the joint venture reversed approximately $31,500 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The tenants-in-common will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operation of the tenants-in-common if the tenants-in-common is not able to re-lease the Property in a timely manner. The tenants-in-common are currently seeking a new tenant or purchaser for the rejected and vacant Property.

         During the nine months ended September 30, 2000 and 1999, the Partnership earned $124,695 and $147,128, respectively, in interest and other income, $43,087 and $45,154 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in interest and other income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily attributable to the fact that during the nine months ended September 30, 1999, the Partnership collected the outstanding balance relating to the promissory note the Partnership accepted in connection with the sale of its Property in St.
Cloud, Florida in 1996.

         Operating expenses, including depreciation expense, were $524,772 and $486,602 for the nine months ended September 30, 2000 and 1999, respectively, of which $215,377 and $158,760 were incurred for the quarters ended September 30, 2000 and 1999, respectively. Operating expenses increased during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, due to the fact that CNL/Longacre Joint Venture, the Partnership's consolidated joint venture, paid $60,000 as settlement for a lawsuit against the consolidated joint venture. Even though the Partnership and CNL/Longacre Joint Venture believed there was no merit to the lawsuit, they elected to pay a settlement to avoid incurring large legal fees to defend this lawsuit. Operating expenses also increased due to an increase in fees related to settling the lawsuit. The Partnership and CNL/Longacre Joint Venture do not anticipate incurring additional costs relating to this lawsuit.

         The increase in operating expenses during the nine months ended September 30, 2000 was partially due to the fact that the Partnership recorded approximately $18,100 in bad debt expense and accrued approximately $5,400 in real estate tax expense relating to the Property in Huron, Ohio. The general partners will continue to pursue collection of such amounts and will record such amounts as income when collected. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 2000, was partially due to an increase in administrative expenses for servicing the Partnership and its Properties.

         The increase in operating expenses during the quarter and nine months ended September 30, 2000 was partially offset by the fact that the Partnership incurred less transaction costs during the quarter and nine months ended September 30, 2000, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger." In addition, the increase during the quarter and nine months ended September 30, 2000 was partially offset by a decrease in depreciation expense as a result of the sale of two properties in 1999, and one Property in January 2000.

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

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $793 and $182,237 during the nine months ended September 30, 2000 and 1999, respectively, $116 and $318 of which were recognized during the quarters ended September 30, 2000 and 1999, respectively. The gain recognized during the nine months ended September 30, 1999 was higher than that recognized during the nine months ended September 30, 2000, due to the fact that during the nine months ended September 30, 1999, the Partnership collected an advance payment of principal relating to the Property in St. Cloud, Florida, which accelerated the recognition of the gain for financial reporting purposes. In addition, as a result of the sales of the Properties in Endicott and Ithaca, New York, the Partnership recognized a gain of $213,503 for financial reporting purposes during the nine months ended September 30, 1999.

         During the quarter and nine months ended September 30, 2000, the Partnership recorded a provision for loss of approximately $32,500 relating to the anticipated loss in liquidation of a joint venture interest resulting from the acquisition of the other joint venture partner's interest in CNL/Longacre Joint Venture in October 2000, and the subsequent liquidation of the joint venture.

         As of December 31, 1998, the Partnership had established an allowance for loss on land and building of $221,897 for financial reporting purposes relating to the Property in Lebanon, New Hampshire, owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture. During the quarter and nine months ended September 30, 1999, the Partnership increased the allowance by $169,482 for this Property. The allowance represented the difference between the net carrying value of the Property at September 30, 1999 and the current estimate of net realizable value of this Property.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through September 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  27       Financial Data Schedule (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed  during the quarter
ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000

                             CNL INCOME FUND V, LTD.


                             By: CNL REALTY CORPORATION
                                 General Partner


                                 By:       /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                 By:       /s/ Robert A. Bourne
                                           -------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)