Form 10-K
period 2000-12-31
CNL INCOME FUND V LTD
filed 2001-04-02
CIK 837985

2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 50,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted in cash and a promissory note for the Property. During the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida; and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy, Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During the year ended December 31 1998, the Partnership also sold its Properties in Port Orange, Florida and Tyler, Texas. The Partnership used a portion of the sales proceeds to enter into a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners. During the year ended December 31, 1999, the Partnership also sold its Properties in Ithaca and Endicott, New York. The Partnership used the majority of the net sales proceeds received from the sale of the Property in Ithaca, New York to enter into a joint venture arrangement, Duluth Joint Venture, with affiliates of the Partnership to construct and hold one Property. In addition, during 1999, Halls Joint Venture, in which the Partnership owns a 48.9% interest, sold its Property. During the year ended December 31, 2000, the Partnership sold its interest in Duluth Joint Venture to an affiliate of the General Partners and sold its Property in Belding, Michigan. In addition, during 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture. During the year ended December 31, 2000, the Partnership also acquired the remaining interest in CNL/Longacre Joint Venture from its joint venture partner and liquidated the joint venture.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 21 Properties. The 21 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as
tenants-in-common.   In  March  2001,  the  Partnership  sold  its  Property  in
Daleville,  Indiana.  In  March  2001,  the  Partnership  sold its  Property  in
Daleville, Indiana. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the " Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 12 to 20 years (the average being 19 years) and expire between 2002 and 2018. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $42,300 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 16 of the Partnership's 21 Properties also have been granted options to purchase Properties at the Property's then fair market after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the Lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         The tenant relating to the Property in Lebanon, New Hampshire defaulted under the terms of its agreement, and in February 1995, ceased operations of the restaurant on the Property. The Partnership is currently seeking a replacement tenant or a purchaser for this Property.

         In August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana, due to financial difficulties the tenant was experiencing. In March 2001, the Partnership sold the Property to an unrelated third party.

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 2000, the Partnership sold its 12 percent interest in Duluth Joint Venture to an affiliate of the General Partners.

         In February 2001, the Partnership accepted $150,000 as satisfaction of outstanding receivable amounts and consideration for releasing the tenant of the Property in Huron, Ohio from its obligation under its lease. The General Partners are seeking either a replacement tenant or purchaser for this Property.

Major Tenants

         During 2000, two lessees, Golden Corral Corporation and the Slaymaker Group, Inc. each contributed more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to two restaurants and Slaymaker Group, Inc. was the lessee under a lease relating to one property. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental, earned, and mortgage interest income in 2001. In addition, three Restaurant Chains, Golden Corral, Taco Bell, and Tony Roma's Famous For Ribs Restaurants, each accounted for more than ten percent of the Partnership's total rental, earned, and mortgage interest income in 2000 (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental, earned, and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership entered into a joint venture arrangement, CNL/Longacre Joint Venture, with an unaffiliated entity, to purchase and hold one Property through such joint venture. During 2000, the Partnership acquired the remaining interest in CNL/Longacre Joint Venture from its joint venture partner and liquidated the joint venture.

         The Partnership has also entered into two separate joint venture arrangements: Cocoa Joint Venture with CNL Income Fund IV, Ltd., and RTO Joint Venture with CNL Income Fund III, Ltd. Each joint venture was formed to purchase and hold one Property. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

         Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 43 percent interest in Cocoa Joint Venture, and a 53.12% interest in RTO Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations, and other liabilities of the joint ventures.

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

         The Partnership shares management control equally with affiliates of the General Partners for Cocoa Joint Venture, and RTO Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Cocoa Joint Venture and RTO Joint Venture is distributed 43 percent and 53.12%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with its percentage ownership in the respective joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture.

         In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners, to construct and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. In October 2000, the Partnership sold its 12 percent interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd.

         In addition to the above joint venture agreements, in 1997, the Partnership entered into two separate agreements, with affiliates of the General Partners to purchase and hold the following Properties: a Property in Mesa, Arizona, as tenants-in-common, with CNL Income Fund II, Ltd., and a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund VI, Ltd. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 42.09% and a 27.78% interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party of the agreement.

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


Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 21 Properties. Of the 21 Properties, 17 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 12,300 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

                State                              Number of Properties

                Arizona                                      1
                Florida                                      3
                Georgia                                      1
                Illinois                                     1
                Indiana                                      3
                Michigan                                     1
                New Hampshire                                1
                Ohio                                         2
                Texas                                        4
                Utah                                         2
                Washington                                   2
                                                          -----
                TOTAL PROPERTIES                            21
                                                          =====

         Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership (including its consolidated joint venture) and unconsolidated joint ventures (including Properties owned through tenancy-in-common arrangements) for federal income tax purposes was $12,960,962 and $5,175,275, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

               Restaurant Chain                           Number of Properties

                Arby's                                           2
                Boston Market                                    1
                Burger King                                      1
                Captain D's                                      2
                Chevy's Fresh Mex                                1
                Denny's                                          3
                Golden Corral                                    2
                IHOP                                             1
                Market Street Buffet & Bakery                    1
                Pizza Hut                                        1
                Ruby Tuesday                                     1
                Taco Bell                                        2
                Tony Roma's                                      1
                Waffle House                                     1
                Wendy's                                          1
                                                              -----
                TOTAL PROPERTIES                                21
                                                              =====

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

         As of December 31, 2000, 1999, 1998, 1997, and 1996, the Properties were 81%, 87%, 88%, 93%, and 90% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                         2000         1999            1998            1997             1996
                     ------------- -------------  -------------  ---------------  ---------------

Rental Revenues (1)   $ 1,633,709   $ 1,721,252    $ 1,710,326      $ 1,804,300       $2,119,765
Properties (2)                 18            20             23               24               27
Average Rent per
    Property            $  90,762     $  86,063      $  74,362        $  75,179        $  78,510


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31, and that did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for each of the next ten years and thereafter.

                                                                               Percentage of
                                      Number            Annual Rental           Gross Annual
              Expiration Year       of Leases             Revenues             Rental Income
             -----------------    ----------------     -----------------  --------------------------

              2001                             --              $     --                    --
              2002                              1                63,360                 4.49%
              2003                             --                    --                    --
              2004                              1               132,151                 9.35%
              2005                             --                    --                    --
              2006                             --                    --                    --
              2007                             --                    --                    --
              2008                              5               248,107                17.56%
              2009                              5               359,575                25.44%
              2010                             --                    --                    --
              Thereafter                        6               610,391                43.16%
                                        ----------     -----------------         -------------
              Total (1)                        18          $  1,413,584               100.00%
                                        ==========     =================         =============

(1)      Excludes three Properties which were vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         SlaymakerGroup, Inc., leases one Tony Roma's restaurant pursuant to one lease, with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is $167,500.

         Golden Corral Corporation leases two restaurants pursuant to two leases with initial terms of 12 and 15 years (expiring 2002 and 2004, respectively) and average minimum base annual rent of approximately $97,800 ($63,400 and $132,200, respectively).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is a party to, or subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 2,477 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $376 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                    2000 (1)                                1999 (1)
                       ------------------------------------     ----------------------------------
                         High          Low         Average        High         Low       Average
                       ---------    ----------    ----------    ---------    --------   -----------

       First Quarter        (2)           (2)           (2)         $450        $328          $389
       Second Quarter     $ 335         $ 305         $ 328          390         390           390
       Third Quarter        310           310           310          440         299           361
       Fourth Quarter       306           222           263          357         295           324

(1) A total of 154 and 302 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $2,375,000 and $2,000,000, respectively, to the Limited Partners. Distributions during 2000 included a special distribution of $500,000, as a result of the distribution of net sales proceeds from the sale of several Properties. This amount was applied toward the Limited Partners' cumulative 10% Preferred Return. As a result of the sales of Properties during 2000, the Partnership's total revenue was reduced during 2000 and is expected to remain reduced in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarter ended September 30, 2000. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for the purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

             Quarter Ended               2000             1999
        -----------------------  --------------- ---------------

        March 31                     $  500,000      $  500,000
        June 30                         500,000         500,000
        September 30                    937,500         500,000
        December 31                     437,500         500,000


         The Partnership intends to continue to make distributions of cash available for distribution to the limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                    2000               1999              1998              1997               1996
                                --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                   $1,676,183         $1,956,691       $ 2,024,231        $2,147,770         $2,279,880
    Net income (2)                    969,570          1,435,646         1,544,895         1,731,915          1,428,159
    Cash distributions
      declared (3)                  2,375,000          2,000,000         3,838,327         2,300,000          2,300,000
       Net income per Unit (2)          19.39              28.51             30.70             34.40              28.31
    Cash distributions
      declared per Unit (3)             47.50              40.00             76.77             46.00              46.00

At December 31:
    Total assets                  $14,848,256        $16,680,780      $ 17,135,485       $19,718,430        $20,133,002
    Partners' capital              14,257,318         15,662,748        16,227,102        18,520,534         18,982,619

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in loss of the consolidated joint venture.

(2) Net income for the year ended December 31, 2000 includes $15,088 from gains on sales of assets, $9,763 from gain on dissolution of consolidated joint venture, and provision for loss on assets of $142,373. Net income for the year ended December 31, 1999 includes $396,066 from gains on the sales of assets and provision for loss on assets of $308,310. Net income for the year ended December 31, 1998, includes $469,613 from gains on the sales of assets, $25,500 for a loss on sale of assets and $403,157 for a provision for loss on assets. Net income for the year ended December 31, 1997, includes $550,878 from gains on the sales of assets, $141,567 from a loss on the sale of assets and $250,694 for a provision for loss on assets. Net income for the year ended December 31, 1996, includes $19,369 from the gains on sale of assets and $239,525 for a provision for loss on assets.

(3) Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,838,327 as a result of the distribution of net sales proceeds from the sales of Properties. Distributions for the year ended December 31, 2000 include a special distribution to the Limited Partners of $500,000 as a result of the distribution of net sales proceeds from the sales of several Properties and the proceeds from the payoff of the mortgage note relating to the 1996 sale of a Property.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 21 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2000, 1999, and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $904,073, $1,595,565, and $1,649,735, respectively. The decrease in cash from operations during 2000 and 1999, each as compared to the previous year, was primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999, and 1998.

         In August 1995, the Partnership sold its Property in Myrtle Beach, South Carolina, to the tenant of the Property for $1,040,000, and in connection therewith, accepted a promissory note in the principal sum of $1,040,000 collateralized by a mortgage on the Property. The note bears interest at a rate of 10.25% per annum and is being collected in 59 equal monthly installments of $9,319. This sale is being accounted for under the installment sales method for financial reporting purposes; therefore, the Partnership recognized a gain of $1,269, $1,255, and $1,134 for financial reporting purposes for the years ended December 31, 2000, 1999, and 1998, respectively. The mortgage note receivable balance relating to this Property at December 31, 2000 and 1999 was $868,713 and $868,309, respectively, including accrued interest of $16,869 and $8,516, respectively. In February 2001, the Partnership received a balloon payment of $999,083 which included the outstanding principal balance and $12,084 of accrued interest. The Partnership may use the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In 1996, the Partnership sold its Property in St. Cloud, Florida, and received $100,000 in cash and accepted a promissory note in the principal sum of $1,057,299. The promissory note bore interest at a rate of 10.75% per annum, was collateralized by a mortgage on the Property, and was being collected in 12 monthly installments of interest only and thereafter in 168 equal monthly installments of principal and interest. This sale was being accounted for under the installment sales method for financial reporting purposes; therefore, the Partnership recognized a gain of $2,157 for financial reporting purposes for the year ended December 31, 1998. The mortgage note receivable balance relating to this Property at December 31, 1998, was $871,812, including accrued interest of $9,350, and net of the remaining deferred gain of $181,308. During the year ended December 31, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note and in connection therewith, recognized the remaining gain of $181,308 relating to this Property. During 2000, the Partnership distributed $500,000 of the amount collected as a special distribution to the Limited Partners. The Partnership may use the remaining net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes. The promissory note, which is uncollateralized, bears interest at a rate of ten percent per annum and is being collected in 36 monthly installments. Receivables at December 31, 2000 and 1999, included $4,401 and $9,219, respectively, of such amounts. In July 1997, the Partnership entered into a new lease for the Property in Connorsville, Indiana, with a new tenant to operate the Property as an Arby's restaurant. In connection therewith, the Partnership paid $125,000 in renovation costs during the year ended December 31, 1998.

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

         In May 1998, the Partnership entered into a joint venture, RTO Joint Venture, with CNL Income Fund III, Ltd., a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. The Partnership contributed $766,746 to purchase land and pay for construction relating to the joint venture. Construction was completed and rent commenced in December 1998. The Partnership held a 53.12% interest in the profits and losses of the joint venture as of December 31, 2000.

         In addition, in March 1999, the Partnership sold its Properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503 for financial reporting purposes. These Properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for approximately $171,800 in excess on their original purchase prices. In December 1999, the Partnership reinvested the net sales proceeds received from the sale of the Property in Ithaca, New York, in a joint venture arrangement, as described below. The Partnership used the net sales proceeds from the sale of the Property in Endicott, New York, to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under its lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The Property was originally contributed to Halls Joint Venture in February 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $219,900 in excess of its original purchase price. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The Partnership used the liquidation proceeds to pay liabilities of the Partnership including quarterly distributions to the Limited Partners.

         In addition, in December 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Ithaca, New York, as described above, in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000 and 1999, the Partnership contributed $91,851 and $129,979, respectively, to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 12 percent interest in Duluth Joint Venture to CNL Income Fund VII, Ltd. for $221,830. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $13,819 for financial reporting purposes, as described below in "Results of Operations." The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 2000, the Partnership sold its Property in Belding, Michigan, to an unrelated third party, for $135,000 and received net sales proceeds of approximately $126,900. Due to the fact that as of December 31, 1999, the Partnership had recorded an allowance for loss on assets of approximately $446,100, no gain or loss was recorded for financial reporting purposes during 2000. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $4,050. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10 percent Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement. As of September 30, 2000, the Partnership had recorded a provision for loss on assets of $32,454, which represented the difference between the net carrying value of the joint venture and the estimated net realizable value of the joint venture. In October, the Partnership liquidated the joint venture and recorded a gain on dissolution of $9,763, for financial reporting purposes.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties, distributions to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date. At December 31, 2000, the Partnership had $1,137,958 invested in such short-term investments as compared to $1,984,879 at December 31, 1999. The decrease in cash and cash equivalents during 2000, was primarily attributable to the special distribution to the Limited Partners of the net sales proceeds from several sales and a portion of the payoff of the mortgage note relating to the 1996 sale of the Property in St. Cloud, Florida. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.7% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the years ended December 31, 2000 and 1998, a portion of the sales proceeds received from the sales of the Properties the Partnership declared distributions to the Limited Partners of $2,375,000, $2,000,000, and $3,838,327 for the years ended December 31, 2000, 1999, and 1998, respectively. This represents distributions of $47.50, $40.00 and $76.77 per Unit for the years ended December 31, 2000, 1999, and 1998, respectively. Distributions for 2000 included a special distribution to the Limited Partners of $500,000 as a result of the distribution of net sales proceeds from the sales of several Properties and the proceeds from the payoff of the mortgage note related to the 1996 sale of a Property in St. Cloud, Florida. Distributions for 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of Properties in Tampa and Port Orange, Florida. These special distributions were effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, it was applied to the Limited Partners' unpaid cumulative preferred return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing in 1998. No amounts distributed to the Limited Partners for the years ended December 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000, 1999, and 1998, the Partnership owed $3,185, $248,988 and $128,548, respectively, to affiliates for accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. In addition, during 2000 and 1998, the Partnership incurred $4,050 and $65,400, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Properties in Belding, Michigan, Port Orange, and Tampa, Florida. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $483,803 at December 31, 2000, from $591,771 at December 31, 1999, primarily due to the Partnership paying amounts accrued at December 31, 2000 relating to the proposed and terminated merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger." The General Partners believe that the Partnership has sufficient cash on had to meet its working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned 22 wholly owned and leased Properties
(including two Properties, which were sold during 1998). During 1999, the Partnership and CNL/Longacre Joint Venture, owned and leased 20 wholly owned Properties (including two Properties, which were sold during 1999). During 2000, the Partnership and CNL/Longacre Joint Venture owned and leased 18 wholly owned Properties (including one Property which was sold during 2000). In addition, during 1998, the Partnership was a co-venturer in two separate unconsolidated joint ventures that each owned and leased one Property. During 1999, the Partnership was a co-venturer in three unconsolidated joint ventures that each owned and leased one Property (including one Property in Halls Joint Venture, which was sold in 1999). During 2000, the Partnership was a co-venturer in three unconsolidated joint ventures that each owned and leased one Property (including one Property in Duluth Joint Venture the Partnership's interest in which was sold in October 2000). During 2000, 1999, and 1998, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 21 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $42,300 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of
(i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership and its consolidated joint venture earned $1,251,723, $1,255,050, and $1,367,303, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during the year ended December 31, 2000 and 1999, each as compared to the previous year was partially attributable to a decrease of approximately $19,000 and $78,400, respectively, as a result of the sale of several Properties during 2000 and 1999, as described above in "Capital Resources."

         Rental and earned income in 2000, 1999, and 1998 continued to remain at reduced amounts due to the fact that the Partnership was not receiving any rental income from the Properties in Belding, Michigan and Lebanon, New Hampshire during 2000, 1999, and 1998 as a result of the tenants defaulting under the terms of their leases and ceasing operations of the restaurants on the Properties during 1994. The Partnership sold the Property in Belding, Michigan in March 2000. The General Partners are currently seeking either a new tenant or purchaser for the Property in Lebanon, New Hampshire. Rental and earned income is expected to remain at reduced amounts until such time as the Partnership executes a new lease for the Property in Lebanon, New Hampshire or until the Property is sold and the proceeds from such sales are reinvested in an additional Property.

         Rental and earned income decreased during 1999, as compared to 1998, partially as a result of the Partnership establishing an allowance for doubtful accounts of approximately $4,700 for past due rental amounts relating to the Property in Huron, Ohio, in accordance with the Partnership's collection policy. The decrease in rental and earned income during 2000, was partially offset by the fact that during 2001, the Partnership received $150,000 as satisfaction for outstanding receivable amounts and in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership applied approximately $83,200 of these amounts to past due rental and other amounts. As a result, in 2000, the Partnership reversed the previously established reserves and will recognize the remaining portion as income in 2001. The General Partners are currently seeking a new tenant or purchaser for this Property. Rental and earned income is expected to remain at reduced amounts until such time as the Partnership executes new lease for the Property or until the Property is sold and the proceeds from such sales are reinvested in an additional Property.

         Rental and earned income also decreased during 1999, by approximately $12,800 due to the fact that in August 1998, the Partnership terminated the lease with the tenant of the Property in Daleville, Indiana, due to financial difficulties the tenant was experiencing. In March 2001, the partnership sold the Property to an unrelated third party. Rental and earned income are expected to remain at reduced levels until the net sales proceeds are invested in an additional Property.

         In October 1995, the tenant ceased operations of the Property in South Haven, Michigan. In connection therewith, in June 1997, the Partnership incurred renovation costs to convert the Property into an Arby's restaurant and entered into an operating agreement. The decrease during 1999, was partially offset by the fact that in March 1998, the Partnership entered into a new lease for this Property, and as a result, rental and earned income increased by approximately $7,300 during 1999.

         For the years ended December 31, 2000, 1999, and 1998, the Partnership earned $72,214, $91,829, and $133,179, respectively, in contingent rental income. The decrease in contingent rental income during 2000 and 1999, each as compared to the previous year, was partially attributable to (i) the fact that the Partnership sold several Properties, whose leases required the payment of contingent rental income and (ii) a decrease in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $155,098, $193,571, and $282,795, respectively, in interest and other income. The decrease in interest and other income during 2000, and 1999, each as compared to the previous year, was primarily attributable to the Partnership collecting the outstanding balance of the mortgage note related to the sale of the Property in St. Cloud, Florida, during 1999, as described in "Capital Resources."

         In addition, for the years ended December 31, 2000, 1999, and 1998, the Partnership earned $151,430, $337,698, and $173,941, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures during 2000 as compared to 1999 was primarily attributable to the fact that Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property during 1999. During 2000, the Partnership and its joint venture partners dissolved this joint venture. In addition, during 2000, the tenant of the Property in Mesa, Arizona in which the Partnership owns an approximate 42 percent interest, rejected its lease. As a result, the tenant ceased making rental payments. In conjunction with the rejected lease, the Partnership reversed approximately $31,500 of accrued rental income The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership will not recognize any rental income from the Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The increase in net income earned by these joint ventures during 1999, as compared to 1998, was primarily attributable to the fact that in June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, recognized a gain of approximately $239,300 for financial reporting purposes as a result of the sale of its Property, as described above in "Capital Resources." In addition, the increase in net income earned by joint ventures during 1999, was primarily attributable to the fact that during 1998, the Partnership reinvested a portion of the net sales proceeds it received from the 1997 and 1998 sales of several Properties in a Property with affiliates of the General Partners, as tenants-in-common and acquired an interest in RTO Joint Venture with CNL Income Fund III, Ltd., an affiliate of the General Partners, as described above in "Capital Resources."

         During the year ended December 31, 2000, two lessees of the Partnership and its consolidated joint venture, Golden Corral Corporation and Slaymaker Group, Inc., each contributed more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental and earned income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to two restaurants and Slaymaker Group, Inc. was the lessee under a lease relating to one property. It is anticipated that, based on the minimum rental payments required by the leases, these lessees will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2001. In addition, three Restaurant Chains, Golden Corral, Taco Bell, and Tony Roma's Famous for Ribs Restaurants, each accounted for more than ten percent of the Partnership's total rental, earned, and mortgage interest income during 2000, (including rental income from the Partnership's consolidated joint venture and the Partnership's share of the rental income from two Properties owned by unconsolidated joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental, earned, and mortgage interest income to which the Partnership is entitled under the terms of the leases and mortgage note. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $589,091, $608,801, and $520,292, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999 and the increase during 1999, as compared to 1998, was primarily due to the fact that the Partnership incurred $24,443, $125,291 and $14,644 during 2000, 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger."

         In addition, the decrease during 2000, as compared to 1999, was partially attributable to, and the increase in operating expenses during 1999, as compared to 1998, was partially offset by, a decrease in depreciation expense due to the sale of one Property in 2000 and the sales of several Properties during 1999 and 1998. The decrease in operating expenses during 2000, as compared to 1999 was partially offset by the fact that CNL/Longacre Joint Venture, the Partnership's consolidated joint venture, paid $60,000 as settlement for a lawsuit against the consolidated joint venture. Even though the Partnership and CNL/Longacre Joint Venture believed there was no merit to the lawsuit, they elected to pay a settlement to avoid incurring legal fees to defend this lawsuit. The joint venture also incurred additional fees during 2000 related to the settlement of the lawsuit. The Partnership and CNL/Longacre Joint Venture do not anticipate incurring additional costs relating to this lawsuit.

         Operating expenses were also higher during 1999 due to tenant defaults under the terms of the lease arrangements for the Properties in Belding, Michigan; Daleville, Indiana, and Lebanon, New Hampshire. In March 2000, the Partnership sold its Property in Belding, Michigan to an unrelated third party. The Partnership and its consolidated joint venture have incurred and the Partnership expects to continue to incur certain expenses, such as repairs and maintenance, insurance, and real estate taxes, relating to the remaining vacant Properties as well as a vacant property in Huron, Ohio, until the Properties are sold or re-leased to new tenants.

         In connection with the sale of its Properties in St. Cloud, Florida and Myrtle Beach, South Carolina, during 1997 and 1996, respectively, as described above in "Capital Resources," the Partnership recognized a gain for financial reporting purposes of $1,269, $182,563 and $3,291, for the years ended December 31, 2000, 1999 and 1998, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gains on the sales was deferred and were being recognized as income proportionately as payments under the mortgage notes were collected. The gain recognized during 1999, was higher than the gain recognized during 2000 and 1998 due to the fact that during 1999, the Partnership collected the outstanding balance relating to the promissory note collateralized by the Property in St. Cloud, Florida, as described above in "Capital Resources," which resulted in the recognition of the remaining deferred gain on this Property.

         As a result of the sales of several Properties and the dissolution of CNL/Longacre Joint Venture as described above in "Capital Resources," the Partnership recognized gains totaling $9,763, $213,503 and $440,822 during 2000, 1999 and 1998, respectively, for financial reporting purposes. In addition, as a result of the sale of the Partnership's interest in Duluth Joint Venture the Partnership recognized a gain of $13,819 for financial reporting purposes during 2000.

         During 2000, 1999 and 1998, the Partnership established allowances for loss on assets of $109,919, $169,482, and $403,157, respectively, for financial reporting purposes, relating to Properties which became vacant and which the Partnership has not successfully re-leased. The allowances represented the difference between the net carrying value at December 31, 2000, 1999 and 1998, and their current estimated net realizable values. In addition, as of September 30, 2000, the Partnership established an allowance for loss on assets of $32,454 for financial reporting purposes, relating to the October 2000 acquisition of CNL/Longacre Joint Venture, as described in "Capital Resources." The allowance represented the difference between the net carrying value of the joint venture and the estimated net realizable value of the joint venture.

         In addition, during the year ended December 31, 1999, the Partnership recorded an additional provision for loss on assets in the amount of $138,828 for financial reporting purposes relating to the Property in Belding, Michigan. The allowance represented the difference between the carrying value of the Property at December 31, 1999, and the net sales proceeds received from the sale of the Property to a third party in March 2000.

         The Partnership's leases as of December 31, 2000, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Partnership accepted a promissory note in conjunction with the sale of a Property. The General Partners believe that the estimated fair value of the mortgage note at December 31, 2000 approximated the outstanding principal amount. In February 2001, the Partnership collected the outstanding principal balance and $12,084 of accrued interest relating to the mortgage note receivable from the 1995 sale of the Partnership's property in Myrtle Beach, South Carolina.


Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                               Page

Report of Independent Certified Public Accountants              19

Financial Statements:

     Balance Sheets                                             20

     Statements of Income                                       21

     Statements of Partners' Capital                            22

     Statements of Cash Flows                                23-24

     Notes to Financial Statements                           25-42

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund V, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001, except for Note 13 for which the date is March 2, 2001

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                              2000                     1999
                                                                       -------------------      -------------------
                                ASSETS

Land and buildings on operating leases, less accumulated
     depreciation and allowance for loss on assets
                                                                              $ 8,767,623              $ 9,208,302
Net investment in direct financing leases                                       1,627,873                1,670,966
Investment in joint ventures                                                    1,939,860                2,534,850
Mortgage note receivable, less deferred gain                                      868,713                  868,309
Cash and cash equivalents                                                       1,137,958                1,984,879
Receivables, less allowance for doubtful accounts of
     $134,799 and $153,750, respectively
                                                                                  139,772                   54,580
Due from related parties                                                           11,409                       --
Prepaid expenses                                                                    2,810                    4,458
Accrued rental income                                                             352,238                  300,090
Other assets                                                                           --                   54,346
                                                                       -------------------      -------------------

                                                                             $ 14,848,256             $ 16,680,780
                                                                       ===================      ===================

            LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $   34,182               $   81,476
Accrued real estate taxes payable                                                   7,012                    4,201
Distributions payable                                                             437,500                  500,000
Due to related parties                                                            107,135                  348,888
Rents paid in advance                                                               5,109                    6,094
                                                                       -------------------      -------------------
             Total liabilities                                                    590,938                  940,659

Minority interest                                                                      --                   77,373

Partners' capital                                                              14,257,318               15,662,748
                                                                       -------------------      -------------------

                                                                             $ 14,848,256             $ 16,680,780
                                                                       ===================      ===================


                See accompanying notes to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                                              2000                 1999              1998
                                                                         ----------------    -----------------  ----------------

Revenues:
     Rental income from operating leases                                    $  1,068,679         $  1,077,199      $  1,168,301
     Earned income from direct financing leases                                  183,044              177,851           199,002
     Contingent rental income                                                     72,214               91,829           133,179
     Interest and other income                                                   155,098              193,571           282,795
                                                                         ----------------    -----------------  ----------------
                                                                               1,479,035            1,540,450         1,783,277
                                                                         ----------------    -----------------  ----------------
Expenses:
     General operating and administrative                                        222,866              150,715           166,878
     Professional services                                                        74,222               48,751            20,542
     Bad debt expense                                                                 --                   --             5,882
     Real estate taxes                                                            30,934               33,857            35,434
     State and other taxes                                                         7,381                6,927             9,658
     Depreciation                                                                229,245              243,260           267,254
     Transaction costs                                                            24,443              125,291            14,644
                                                                         ----------------    -----------------  ----------------
                                                                                 589,091              608,801           520,292
                                                                         ----------------    -----------------  ----------------

Income Before Minority Interest in Loss of Consolidated Joint
     Venture, Equity in Earnings of Unconsolidated Joint Ventures,
     Gain on Dissolution of Consolidated Joint Venture, Gain on Sale
     of Assets and Provision for Loss on Assets                                  889,944              931,649         1,262,985

Minority Interest in Loss of Consolidated Joint Venture                           45,718               78,543            67,013

Equity in Earnings of Unconsolidated Joint Ventures                              151,430              337,698           173,941

Gain on Sale of Assets                                                            24,851              396,066           444,113

Provision for Loss on Assets                                                    (142,373  )          (308,310  )       (403,157 )
                                                                         ----------------    -----------------  ----------------

Net Income                                                                   $   969,570         $  1,435,646      $  1,544,895
                                                                         ================    =================  ================

Allocation of Net Income
     General partners                                                           $     --          $    10,296        $    9,748
     Limited partners                                                            969,570            1,425,350         1,535,147
                                                                         ----------------    -----------------  ----------------

                                                                             $   969,570         $  1,435,646         1,544,895
                                                                         ================    =================  ================

Net Income Per Limited Partner Unit                                           $    19.39           $    28.51        $    30.70
                                                                         ================    =================  ================

Weighted Average Number of Limited Partner Units Outstanding                      50,000               50,000            50,000
                                                                         ================    =================  ================


                See accompanying notes to financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998


                                            General Partners                                      Limited Partners
                              --------------------------------------  --------------------------------------------------------------
                                              Accumulated                                      Accumulated  Syndication
                               Contributions    Earnings    Contributions   Distributions     Earnings       Costs         Total
                              -------------- ------------- --------------- ------------- --------------- -----------     ----------

Balance, December 31, 1997     $  343,200    $   150,782   $  25,000,000    $(19,768,240)   $ 15,659,792  $ (2,865,000) $18,520,534

    Distributions to limited
       partners ($76.77 per
       limited partner  unit)         --             --              --       (3,838,327)            --             --   (3,838,327)
    Net income                        --          9,748              --          --            1,535,147            --    1,544,895
                              -----------  -------------   ---------------  ------------- --------------- ------------   ----------

Balance, December 31, 1998      $ 343,200        160,530      25,000,000     (23,606,567)     17,194,939    (2,865,000)  16,227,102

    Distributions to limited
       partners ($40.00 per
       limited partner  unit)         --             --              --       (2,000,000)            --            --    (2,000,000)
    Net income                        --         10,296              --          --            1,425,350           --     1,435,646
                              -----------  -------------   ---------------- ------------- --------------- -------------   ---------

Balance, December 31, 1999      $ 343,200        170,826      25,000,000     (25,606,567)     18,620,289    (2,865,000)  15,662,748

    Distributions to limited
       partners ($47.50 per
       limited partner  unit)         --             --              --       (2,375,000)             --            --   (2,375,000)
    Net income                        --             --              --          --              969,570            --     969,570
                              -----------  -------------    --------------- ------------- --------------- --------------  ---------

Balance, December 31, 2000      $ 343,200    $   170,826   $  25,000,000    $(27,981,567)   $ 19,589,859  $ (2,865,000)  $14,257,318
                              ===========  =============    =============   =============  ============== ==============  ==========



                See accompanying notes to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS






                                                                          Year Ended December 31,
                                                                    2000                1999              1998
                                                               ----------------    ---------------   ----------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
   Cash received from tenants                                     $  1,222,630        $ 1,353,143       $ 1,490,412
   Distributions from unconsolidated joint ventures                    189,895            214,838           215,839
   Cash paid for expenses                                             (647,634 )         (168,342 )        (331,363  )
   Interest received                                                   139,182            195,926           274,847
                                                               ----------------    ---------------   ----------------
       Net cash provided by operating activities                       904,073          1,595,565         1,649,735
                                                               ----------------    ---------------   ----------------

Cash Flows from Investing Activities:
   Proceeds from sale of land and buildings                            126,947          1,113,759         2,125,220
   Additions to land and buildings on operating leases                 (20,000 )               --          (125,000  )
   Return of capital from joint venture                                662,195                 --                --
   Investment in joint ventures                                        (91,851 )         (129,978 )        (765,201  )
   Collections on mortgage notes receivable                              9,215          1,052,885            19,931
                                                               ----------------    ----------------------------------
       Net cash provided by investing activities                       686,506          2,036,666         1,254,950
                                                               ----------------    ----------------------------------

Cash Flows from Financing Activities:
   Distributions to limited partners                                (2,437,500 )       (2,000,000 )      (3,913,327  )
                                                               ----------------    ---------------   ----------------
       Net cash used in financing activities                        (2,437,500 )       (2,000,000 )      (3,913,327  )
                                                               ----------------    ---------------   ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (846,921 )        1,632,231        (1,008,642  )

Cash and Cash Equivalents at Beginning of Year                       1,984,879            352,648         1,361,290
                                                               ----------------    ---------------   ----------------

Cash and Cash Equivalents at End of Year                          $  1,137,958        $ 1,984,879        $  352,648
                                                               ================    ===============   ================


                See accompanying notes to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------


Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

   Net Income                                                         $ 969,570         $1,435,646        $1,544,895
                                                                 ---------------    ---------------    --------------

   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
      Depreciation                                                      229,245            243,260           267,254
      Minority interest in loss of consolidated joint
         venture                                                        (45,718 )          (78,543 )         (67,013 )
      Equity in earnings of unconsolidated joint
         ventures, net of distributions                                  38,465           (122,860 )          41,898
      Gain on sale of assets                                            (24,851 )         (396,066 )        (444,113 )
      Bad debt expense                                                       --                 --             5,882
      Provisions for loss on assets                                     142,373            308,310           403,157
      Decrease in net investment in direct financing
         leases                                                          43,093             38,000            38,017
      Decrease (increase) in accrued interest on mortgage
         note receivable                                                 (8,350 )            9,429            (6,533 )
      Decrease (increase) in receivables                                (95,673 )           31,982            17,333
      Decrease (increase) in prepaid expenses                             1,648             (2,586 )           7,435
      Increase in accrued rental income                                 (52,148 )          (60,127 )         (70,237 )
      Increase (decrease) in accounts payable and accrued
         expenses                                                       (45,865 )           67,770          (100,554 )
      Increase (decrease) in due to related parties                    (246,731 )          121,368            19,181
      Decrease in rents paid in advance and deposits                       (985 )              (18 )          (6,867 )
                                                                 ---------------    ---------------    --------------
           Total adjustments                                            (65,497 )          159,919           104,840
                                                                 ---------------    ---------------    --------------

    Net Cash Provided by Operating Activities                         $ 904,073         $1,595,565        $1,649,735
                                                                 ===============    ===============    ==============

    Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

      Deferred real estate disposition fees incurred
         and unpaid at end of year                                    $   4,050             $   --         $  65,400
                                                                 ===============    ===============    ==============

      Distributions declared and unpaid at
         December 31                                                  $ 437,500          $ 500,000         $ 500,000
                                                                 ===============    ===============    ==============



                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Investment in Joint Ventures - Prior to the liquidation of CNL/Longacre Joint Venture in October 2000, the Partnership accounted for its 66.5% interest in such joint venture, using the consolidation method.
         Minority interest represented the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. All significant intercompany accounts and transactions have been eliminated.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED.
                    -----------------------------------------

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership accounts for its interest in Cocoa Joint Venture, RTO Joint Venture, and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates of the general partners, using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.


         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
         --------

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases-Continued:
         ----------------

         to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                    2000               1999
                                                 ----------------   ----------------

                 Land                               $  4,649,824       $  4,763,707
                 Buildings                             6,860,336          7,405,142
                                                 ----------------   ----------------
                                                      11,510,160         12,168,849

                 Less accumulated depreciation        (2,116,569 )       (1,998,386 )
                                                 ----------------   ----------------
                                                       9,393,591         10,170,463
                 Less allowance for loss on
                      land and buildings                (625,968 )         (962,161 )
                                                 ----------------   ----------------

                                                    $  8,767,623       $  9,208,302
                                                 ================   ================


         In 1997, the Partnership established an allowance for loss on assets of $99,023, for financial reporting purposes, relating to the property in Lebanon, New Hampshire which was owned by the Partnership's consolidated joint venture, CNL/Longacre Joint Venture. Due to the fact that the Partnership has not been able to successfully re-lease this property, at December 31, 1998, the Partnership increased the allowance by $122,875 for this property. In addition, during 1999, the Partnership increased the allowance by $169,482 for this property, based on a change in the estimated net realizable value for the property. The allowance represented the difference between the net carrying value of the property at December 31, 1999, and the estimated net realizable value of the property. In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner (see Note 5).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         At December 31, 1998, the Partnership also established an allowance for loss on assets of $124,670 relating to the property located in Daleville, Indiana, due to the fact that the tenant terminated the lease with the Partnership. During 2000, the Partnership increased its allowance by $109,919 for the property in Daleville, Indiana based on the net sales proceeds received by the Partnership from the sale of the property in March 2001 (see Note 13). The allowance represented the difference between the net carrying value of the property at December 31, 2000, and the net sales proceeds received in March 2001.

         In addition, in 1997, the Partnership established an allowance for loss on assets of $151,672 for financial reporting purposes, relating to the property in Belding, Michigan. The Partnership increased the allowance by $155,612 during 1998 based on a change in the estimated net realizable value for the property. In addition, during 1999, the Partnership increased the allowance by $138,828 which represents the difference between the carrying value of the property at December 31, 1999 and the net sales proceeds from the sale of the property to a third party in March 2000. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050 (see Note 10).

         During the year ended December 31, 1999, the Partnership sold its properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759, resulting in a total gain of $213,503 for financial reporting purposes. These properties were originally acquired by the Partnership in December 1989 and had costs totaling approximately $942,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold these properties for a total of approximately $171,800 in excess of their original purchase price.

         Some leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $52,148, $60,127, and $70,237, respectively, of such rental income.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------


         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                         2001                        $1,011,773
                         2002                           957,742
                         2003                           987,672
                         2004                           990,720
                         2005                           868,146
                         Thereafter                   6,299,204
                                               -----------------
                                                    $11,115,257
                                               =================


         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant gross sales.

4.       Net Investment Direct Financing Leases:
         --------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                2000                 1999
                                        ----------------     ----------------

             Minimum lease payments
                  receivable                $ 2,817,960          $ 3,039,591
             Estimated residual values          566,502              566,502
             Less unearned income            (1,756,589 )         (1,935,127 )
                                        ----------------     ----------------

             Net investment in direct
                  financing leases          $ 1,627,873          $ 1,670,966
                                        ================     ================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Net Investment Direct Financing Leases:
         --------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                        2001                            $ 220,518
                        2002                              220,518
                        2003                              220,518
                        2004                              220,518
                        2005                              220,518
                        Thereafter                      1,715,370
                                                  ----------------

                                                       $2,817,960
                                                  ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2000, the Partnership had a 43 percent, and a 53.12%, interest in the profits and losses of Cocoa Joint Venture, and RTO Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In addition, the Partnership owns a property in each of Mesa, Arizona and Vancouver, Washington, as tenants-in-common with affiliates of the general partners. As of December 31, 2000, the Partnership owned a 42.09% and a 27.78% interest in the properties, respectively.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915. This resulted in a gain to the joint venture of approximately $239,300 for financial reporting purposes. The property was originally contributed to Halls Joint Venture in February 1990 and had a total cost of approximately $672,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $219,900 in excess of its original purchase price. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

                            CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures:
         ----------------------------

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant property. During 2000 and 1999, the Partnership contributed $91,851 and $129,979, respectively, to Duluth Joint Venture to purchase the land for construction costs. In October 2000, the Partnership sold its 12 percent interest to CNL Income Fund VII, Ltd., an affiliate of the general partners for $221,830 resulting in a gain of $13,819 for financial reporting purposes.

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement. At September 30, 2000, the Partnership had recorded a provision for loss on assets of $32,454, which represented the difference between the net carrying value of the joint venture and the estimated net realizable value of the joint venture. In October, the Partnership liquidated the joint venture and realized a gain of $9,763, for financial reporting purposes.

         Cocoa Joint Venture, RTO Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                                           2000                 1999
                                                                    -----------------    -----------------

              Land and buildings on operating leases, less
                  accumulated depreciation                                $ 4,077,033           $5,234,614
              Net investment in direct financing lease                        799,018              808,773
              Cash                                                             15,476              934,873
              Receivables                                                      14,624               13,051
              Prepaid expenses                                                    422                  823
              Accrued rental income                                           127,265              106,225
              Liabilities                                                      49,512               59,298
              Partners' capital                                             4,984,326            7,039,061
              Revenues                                                        478,610              634,266
              Gain on sale of assets                                               --              239,336
              Net income                                                      387,305              780,488


         The Partnership recognized income totaling $151,430, $337,698, and $173,941 for the years ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Mortgage Notes Receivable:
----------------------------------

         In connection with the sale in 1995 of its property in Myrtle Beach, South Carolina, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bears interest at 10.25% per annum and is being collected in 59 equal monthly installments of $9,319, including interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $1,269, $1,255 and $1,134, for financial reporting purposes during the years ended December 31, 2000, 1999, and 1998, respectively. In February 2001, the Partnership received a balloon

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Mortgage Notes Receivable - Continued:
         -------------------------------------

         payment of $999,083 which included the outstanding principal balance and $12,084 of accrued interest (see Note 13).

         In addition, in connection with the sale in 1996 of its property in St. Cloud, Florida, the Partnership accepted a promissory note in the principal sum of $1,057,299, representing the balance of the sales price of $1,050,000 plus tenant closing costs in the amount of $7,299 that the Partnership financed on behalf of the tenant. The note was collateralized by a mortgage on the property. The promissory note bore interest at a rate of 10.75% per annum and was being collected in 12 monthly installments of interest only, and thereafter in 168 equal monthly installments of principal and interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $2,157 for the year ended December 31, 1998. During the year ended December 31, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note and in connection therewith, recognized the remaining gain of $181,308 relating to the property sale.

         The mortgage note receivable consisted of the following at December 31:

                                                         2000             1999
                                                     --------------   -------------

             Principal balance                         $   987,881      $  997,096
             Accrued interest receivable                    16,866           8,516
             Less deferred gains on sale of assets        (136,034 )      (137,303 )
                                                     --------------   -------------

                                                       $   868,713      $  868,309
                                                     ==============   =============

         The general partners believe that the estimated fair values of mortgage note receivable at December 31, 2000 and 1999, approximate the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Receivables:
         -----------

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Receivables - Continued:
         ------------------------

         promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes. The promissory note is uncollateralized, bears interest at a rate of ten percent per annum, and is being collected in 36 monthly installments. Receivables at December 31, 2000 and 1999, included $4,401 and $9,218, respectively of such amounts,
         including   accrued   interest  of  $67  and  $76  in  2000  and  1999,
         respectively.

8.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners.. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998



8.       Allocations and Distributions - Continued:
         -----------------------------------------

         capital accounts balances, in proportion to such balances, up to amount sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $2,375,000, $2,000,000, and $3,838,327, respectively. Distributions for
         2000 included a special distribution of $500,000 as a result of the distribution of net sales proceeds from the sale of the properties in Belding, Michigan; Halls, Tennessee; Ithaca, New York and St. Cloud, Florida. Distributions for 1998 included $1,838,327 as a result of the distribution of net sales proceeds from the 1997 and 1998 sales of the properties in Tampa and Port Orange, Florida. These amounts were applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2000             1999              1998
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes              $  969,570      $ 1,435,646       $ 1,544,895

          Depreciation for tax reporting purposes less than
               (in excess of) depreciation for financial
               reporting purposes                                     (31,908 )        (35,961 )          18,802

          Gain on disposition of assets for financial
               reporting purposes in excess of gain for tax
               reporting purposes                                    (377,255 )        (13,664 )         (16,347 )

          Allowance for loss on assets                                142,373          308,310           403,157

          Direct financing leases recorded as operating
               leases for tax reporting purposes                       43,093           37,999            38,017

          Equity in earning of  unconsolidated  joint
               ventures for tax reporting purposes in
               excess of equity in earnings of unconsolidated
               joint ventures for financial
               reporting purposes                                       4,135            4,201            10,795

          Capitalization (deduction) of transaction costs
               for tax reporting purposes                            (139,935 )        125,291            14,644

          Allowance for doubtful accounts                             (18,951 )         12,245             3,613

          Accrued rental income                                       (52,148 )        (60,127 )         (70,237 )

          Capitalization of administrative expenses for tax
               reporting purposes                                         255               --            22,990

          Rents paid in advance                                          (985 )            (18 )          (6,867 )

          Minority interest in temporary differences of
               consolidated joint venture                               2,620          (55,146 )         (84,622 )

          Other                                                        (8,745 )             --             1,705
                                                                --------------   --------------   ------------------

          Net income for federal income tax purposes               $  532,119      $ 1,758,776       $ 1,880,545
                                                                ==============   ==============   ==================


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services in the same geographic area. These fees are incurred and payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 2000, 1999, and 1998.

         The Advisor of the Partnership is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2000 and 1998, the Partnership incurred a deferred, subordinated real estate disposition fees of $4,050 and $65,400, respectively, as the result of the sales of properties during 2000 and 1998. No deferred, subordinated real disposition fee was incurred for the year ended December 31, 1999 due to the reinvestment of net sales proceeds in additional properties.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates of the general partners, provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $83,476, $97,136, and $94,611 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                         2000                 1999
                                                                   -----------------    ------------------

               Due to the Advisor and its affiliates:
                    Expenditures incurred on behalf of
                    the Partnership                                          $   --            $  153,743
                    Accounting and administrative services
                                                                              3,185                95,245
                    Deferred, subordinated real estate
                    disposition fee                                         103,950                99,900
                                                                   -----------------    ------------------

                                                                          $ 107,135            $  348,888
                                                                   =================    ==================

11.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                        2000        1999          1998
                                    ------------ -----------  ------------

         Golden Corral Corporation     $195,511    $195,511      $195,511
         Slaymaker Group, Inc.          182,817     184,082           N/A

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                               2000               1999                1998
                                                          ---------------    ----------------    ---------------

              Golden Corral Family Steakhouse
                                                                $195,511            $195,511          $ 195,511
              Tony Roma's                                        182,817             184,082            184,082
              Taco Bell                                          173,908             184,260                N/A
              Wendy's Old Fashioned Hamburger
                   Restaurant                                        N/A                 N/A            220,347

         The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental, earned, and mortgage interest income.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


12.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during they years ended December 31, 2000 and 1999:

       2000 Quarter              First              Second              Third             Fourth              Year
  -----------------------   ----------------    ---------------    ----------------    -------------     ----------------

  Revenues (1)                    $ 392,366          $ 412,299           $ 427,220         $444,298          $ 1,676,183
  Net Income                        218,805            277,142             179,505          294,118              969,570
  Net income per
      limited partner
      unit                             4.33               5.49                3.57             6.00                19.39

  1999 Quarter                   First              Second              Third             Fourth              Year
                            ----------------    ---------------    ----------------    -------------     ----------------

  Revenues (1)                    $ 458,808          $ 548,888           $ 490,525         $458,470           $1,956,691
  Net Income                        703,071            372,205             162,601          197,769            1,435,646
  Net income per
      limited partner
      unit                            13.95               7.37                3.22             3.97                28.51


(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in loss of the consolidated joint ventures.

13.      Subsequent Event:
         -----------------

         In February 2001, the Partnership collected the outstanding principal balance and $12,084 of accrued interest relating to the mortgage note receivable from the 1995 sale of the Partnership's property in Myrtle Beach, South Carolina.

         On March 2, 2001, the Partnership sold its property in Daleville, Indiana for $325,000 and received net sales proceeds of $296,708 (see
         Note 3).

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

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

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2000
----------------------------------     --------------------------------------      ------------------------------

Reimbursement to affiliates            Operating  expenses are reimbursed at       Accounting and
for operating expenses                 the  lower of cost or 90  percent  of       administrative services:
                                       the   prevailing    rate   at   which       $83,476
                                       comparable  services  could have been
                                       obtained   in  the  same   geographic
                                       area.   Affiliates   of  the  General
                                       Partners  from  time  to  time  incur
                                       certain operating  expenses on behalf
                                       of  the  Partnership  for  which  the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual, subordinated                   One  percent  of  the  sum  of  gross       $-0-
management fee to affiliates           operating  revenues  from  Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer, subordinated to certain
                                       minimum returns to the Limited
                                       Partners. The management fee will
                                       not exceed competitive fees for
                                       comparable   services.   Due  to  the
                                       fact    that     these    fees    are
                                       noncumulative    if    the    Limited
                                       Partners  do not  receive  their  10%
                                       Preferred Return in any particular
                                       year, no management  fees will be due
                                       or payable for such year.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $4,050
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net  sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or priority: (i) first, to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General Partners.


In addition, in 2000, the Partnership sold its 12 percent interest in Duluth Joint Venture to CNL Income Fund VII, Ltd., and affiliate of the General Partners, for $221,830. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $13,819 for financial reporting purposes.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Schedule IV - Mortgage Loans on Real Estate at December 31,
                  2000

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

                  (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2000 through December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                          CNL INCOME FUND V, LTD.

                          By:      CNL REALTY CORPORATION
                                   General Partner

                                   /s/ Robert A. Bourne
                                   -----------------------------------
                                   ROBERT A. BOURNE, President


                          By:      ROBERT A. BOURNE
                                   General Partner

                                   /s/ Robert A. Bourne
                                   -----------------------------------
                                   ROBERT A. BOURNE


                          By:      JAMES M. SENEFF, JR.
                                   General Partner

                                   /s/ James M. Seneff, Jr.
                                   -----------------------------------
                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 29, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 29, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                       Additions                           Deductions
                                           ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1998        Allowance for
                 doubtful
                 accounts (a)         $ 137,892          $    --        $   17,303 (b)    $   3,094 (c)     $ 10,596     $ 141,505
                                 ==============  ===============  ================    =============     ============  ============

  1999        Allowance for
                 doubtful
                 accounts (a)         $ 141,505          $    --        $   13,070 (b)       $   --          $   825     $ 153,750
                                 ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                 doubtful
                 accounts (a)         $ 153,750          $    --        $   47,400 (b)       $   --         $ 66,351     $ 134,799
                                 ==============  ===============  ================    =============     ============  ============


(a)      deducted from receivables on the balance sheet.

(b)      reduction of rental and other income.

(c)      amounts written off as uncollectible.

                            CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                               December 31, 2000

                                                                                  Costs Capitalized
                                                                                     Subsequent To
                                                           Initial Cost              Acquisition
                                                  --------------------------   ---------------------
                                      Encum-                    Buildings and   Improve-    Carrying
                                     brances         Land        Improvements    ments       Costs
                                    -----------   ------------  ------------   -----------  --------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Connorsville, Indiana             -            $279,665             -      $591,137         -
      South Haven, Michigan             -             120,847       599,339       120,363         -

    Burger King Restaurant:
      Lawrenceville, Georgia            -             482,071             -       368,415         -

    Captain D's Restaurant:
      Belleville, Illinois              -             186,050       383,781             -         -

    Denny's Restaurant:
      Daleville, Indiana (k) (m)        -             125,562       404,935             -         -
      New Castle, Indiana               -             117,394       471,340             -         -

    Golden Corral Family
      Steakhouse Restaurants:
          Livingston, Texas             -             156,382       429,107             -         -
          Victoria, Texas               -             504,787       742,216             -         -

    IHOP:
        Houston, Texas                  -             513,384       671,713             -         -

    Pizza Hut Restaurant:
        Mexia, Texas                    -             237,944       200,501             -         -

    Taco Bell Restaurants:
      Bountiful, Utah                   -             330,164             -       319,511         -
      Centralia, Washington             -             215,302             -       378,836         -

    Tony Romas:
      Sandy, Utah                       -             595,330             -             -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Tampa, Florida                -             336,216       462,401             -         -

    Other:
        Lebanon, New Hampshire (g) (l)  -             448,726             -       716,741         -
                                                  ------------  ------------   -----------


                                                   $4,649,824    $4,365,333    $2,495,003         -
                                                  ============  ============   ===========  ========



Property of Joint  Venture in Which
   the   Partnership   has   a  43%
   Interest  and  has  Invested  in
   Under an Operating Lease:
    Waffle House Restaurant:
        Cocoa, Florida                  -            $183,229      $192,857             -         -
                                                  ============  ============   ===========  ========

Property in Which  the  Partnership
   has   a   42.09%   Interest   as
   Tenants-in-Common     and    has
   Invested  in Under an  Operating
   Lease:
    Boston Market Restaurant:
        Mesa, Arizona (j)               -            $440,842      $650,622             -         -
                                                  ============  ============   ===========  ========

Property in Which  the  Partnership
   has   a   27.78%   Interest   as
   Tenants-in-Common     and    has
   Invested  in Under an  Operating
   Lease:
    Chevy's Fresh Mex Restaurant:
        Vancouver, Washington           -            $875,659    $1,389,366             -         -
                                                  ============  ============   ===========  ========

Property of Joint  Venture in Which
   the  Partnership  has  a  53.12%
   Interest  and  has  Invested  in
   Under an Operating Lease:
    Ruby Tuesday's Restaurant:
        Orlando, Florida                -            $623,496             -             -         -
                                                  ============  ============   ===========  ========




Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Captain D's Restaurant
        Zanesville, Ohio                -             $99,651      $390,518             -         -

    Denny's Restaurant:
        Huron, Ohio                     -              27,418       456,139             -         -

    Tony Romas:
        Sandy, Utah                     -                   -       911,072             -         -
                                                  ------------  ------------   -----------  --------

                                                     $127,069    $1,757,729             -         -
                                                  ============  ============   ===========  ========


Property of Joint  Venture in Which
    the  Partnership  has a  53.12%
    Interest  and has  Invested  in
    Under a Direct Financing Lease:

    Ruby Tuesday's Restaurant:
      Orlando, Florida                  -                   -      $820,202             -         -
                                                  ============  ============   ===========  ========



                                                                                   Life on Which
                     Gross Amount at Which                                         Depreciation in
                   Carried at Close of Period (c)             Date                 Latest Income
    -----------------------------------------
                   Buildings and               Accumulated   of Con-     Date      Statement is
       Land        Improvements     Total      Depreciation  struction  Acquired     Computed
    ------------   ------------  ------------  -----------   -------    -------    -------------





       $279,665       $591,137      $870,802     $195,520     1989      03/89          (b)
        120,847        719,702       840,549      184,193     1989      03/89          (i)


        482,071        368,415       850,486      141,226     1989      04/89          (b)


        186,050        383,781       569,831      150,847     1988      03/89          (b)


        125,562        404,935       530,497       39,165     1974      02/89          (l)
        117,394        471,340       588,734      131,493     1989      02/89          (h)



        156,382        429,107       585,489      162,105     1986      09/89          (b)
        504,787        742,216     1,247,003      272,997     1989      12/89          (b)


        513,384        671,713     1,185,097       69,348     1997      11/97          (b)


        237,944        200,501       438,445       78,530     1985      03/89          (b)


        330,164        319,511       649,675      121,149     1989      05/89          (b)
        215,302        378,836       594,138      139,960     1989      08/89          (b)


        595,330             (f)      595,330           (d)    1997      12/97          (d)



        336,216        462,401       798,617      182,392     1987      02/89          (b)


        448,726        716,741     1,165,467      247,644     1989      03/89          (b)
    ------------   ------------  ------------  -----------

     $4,649,824     $6,860,336   $11,510,160   $2,116,569
    ============   ============  ============  ===========









       $183,229       $192,857      $376,086      $70,765     1986      12/89          (b)
    ============   ============  ============  ===========







       $440,842       $650,622    $1,091,464      $69,211     1997      10/97          (b)
    ============   ============  ============  ===========







       $875,659     $1,389,366    $2,265,025     $139,062     1994      12/97          (b)
    ============   ============  ============  ===========







       $623,496             (f)     $623,496           (d)    1998      05/98          (d)
    ============                 ============









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


              -             (f)           (f)          (d)    1997      12/97          (d)











              -             (f)           (f)          (d)    1998      05/98          (d)













                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998, are summarized as follows:

                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    -------------------

            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1997                                $ 14,616,195         $  1,944,358
                 Reclassification from direct financing lease                   530,497                   --
                 Dispositions                                                (1,936,958  )          (315,857 )
                 Depreciation expense (l)(m)                                         --              267,254
                                                                         ----------------    ----------------

                 Balance, December 31, 1998                                  13,209,734            1,895,755
                 Dispositions                                                (1,040,885  )          (140,629 )
                 Depreciation expense                                                --              243,260
                                                                         ----------------    ----------------

                 Balance, December 31, 1999                                  12,168,849            1,998,386
                 Acquisition                                                     20,000                   --
                 Disposition                                                   (678,689  )          (111,062 )
                 Depreciation expense                                                --              229,245
                                                                         ----------------    ----------------

                 Balance, December 31, 2000                                $ 11,510,160         $  2,116,569
                                                                         ================    ================

            Property  of  Joint  Venture  in  Which  the  Partnership
              has a 43% Interest and has Invested in Under an Operating
              Lease:

                 Balance, December 1997                                     $   376,086          $    51,481
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 1998                                     376,086               57,909
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 1999                                     376,086               64,337
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 2000                                 $   376,086          $    70,765
                                                                         ================    ================





                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    ----------------

             Property of Joint  Venture  in Which the  Partnership
                 has a 53.12% Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1997                                   $     --            $     --
                   Acquisition                                                   623,496                  --
                   Depreciation expense (d)                                           --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 1998                                $   623,496            $     --
                   Depreciation (d)                                                   --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 1999                                    623,496                  --
                   Depreciation (d)                                                   --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 2000                                $   623,496            $     --
                                                                         ================    ================

             Property  in  Which  the  Partnership  has  a  42.09%
               Interest  as Tenants-in-Common and has Invested in Under
               an Operating Lease:

                  Balance, December 31, 1997                                $  1,091,464          $    4,021
                  Depreciation Expense                                                --              21,816
                                                                         ----------------   -----------------

                  Balance, December 31, 1998                                   1,091,464              25,837
                  Depreciation expense                                                --              21,687
                                                                         ----------------   -----------------

                  Balance, December 31, 1999                                   1,091,464              47,524
                  Depreciation expense                                                --              21,687
                                                                         ----------------   -----------------

                  Balance, December 31, 2000                                $  1,091,464         $    69,211
                                                                         ================   =================




                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property  of in  Which  the  Partnership  has a 27.78%
              Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                 $  2,265,025           $     127
                 Depreciation expense                                                 --              46,309
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    2,265,025              46,436
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    2,265,025              92,749
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  2,265,025         $   139,062
                                                                         ================   =================


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $12,960,962 and $5,175,275, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(j) During the year ended December 31, 1997, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,464.

(k) Effective March 1998, the lease for this property was terminated, resulting in the lease being reclassified as an operating lease. The building was recorded at net book value as of March 1998, and will be depreciated over its remaining estimated life of approximately 20 years.

(l) For financial reporting proposes, the undepreciated cost of the Property in Lebanon, New Hampshire, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairments by recording an allowance for loss on assets in the amount of $169,482 and $221,898 at December 31, 1999 and 1998, respectively. The impairments represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1999 and 1998, respectively. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowances for loss on assets.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(m) For financial reporting purposes, the undepreciated cost of the Property in Daleville, Indiana, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on assets in the amount of $109,919 and $124,670 for the years ended December 31, 2000 and 1998, respectively. The impairments represented the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2000

                                                                                                            Principal
                                                                                                             Amount
                                                                                                            of Loans
                                                                                                           Subject to
                                                                                         Carrying           Delinquent
                                  Final          Periodic                    Face        Amount of        Principal or
                   Interest     Maturity          Payment      Prior       Amount of     Mortgages         Description
                     Rate         Date             Terms       Liens       Mortgages        (1)             Interest
                  -----------  ---------------  ----------  -----------  ------------- ---------------   --------------

Perkins-
Myrtle Beach, FL
First Mortgage        10.25%    February 2001      (2)      $   --        $ 1,040,000   $ 868,713 (3)      $    --
                                                            ===========  ============= ===============   ==============


(1) Carrying amount consists of outstanding principal plus accrued interest less a deferred gain. The tax carrying value of the note is $857,575, which is net of a deferred gains of $130,306.

(2) Monthly payments of principal and interest at an annual rate of 10.25%, with a balloon payment at maturity of $986,999.

(3)      The changes in the carrying amounts are summarized as follows:

                                                             2000                 1999                   1998
                                                      -------------------  --------------------   -------------------

           Balance at beginning of period                   $    868,309         $   1,748,060         $   1,758,167

           Interest earned                                       101,650               129,936               223,031

           Collections of principal and interest                (102,515 )          (1,192,250 )           (236,429)

           Recognition of deferred gain on sale of
                land and building                                  1,269               182,563                 3,291
                                                      -------------------  --------------------   -------------------

           Balance at end of period                         $    868,713          $    868,309         $   1,748,060
                                                      ===================  ====================   ===================


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