Form 10-Q
period 2001-03-31
CNL INCOME FUND V LTD
filed 2001-05-14
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

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


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2922869
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,               December 31,
                                                                               2001                      2000
                                                                         ------------------       -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated depreciation of
       $2,134,273 and $2,116,569, respectively, and allowance for loss on assets of $391,379 and $625,968,
       respectively                                                            $ 8,825,429               $ 8,767,623
   Net investment in direct financing leases                                     1,250,516                 1,627,873
   Investment in joint ventures                                                  1,941,559                 1,939,860
   Mortgage  note  receivable,  less  deferred gain of $136,034 in
       2000                                                                             --                   868,713
   Cash and cash equivalents                                                     2,478,415                 1,137,958
   Receivables, less allowance for doubtful accounts
       of $134,799 in 2000 and 2001                                                 33,947                   139,772
   Due from related party                                                               --                    11,409
   Prepaid expenses                                                                  4,616                     2,810
   Accrued rental income, less allowance for doubtful
       accounts of $1,304 in 2001                                                  363,972                   352,238
                                                                         ------------------       -------------------

                                                                              $ 14,898,454              $ 14,848,256
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   30,620                $   34,182
   Accrued real estate taxes payable                                                 7,500                     7,012
   Distributions payable                                                         2,180,258                   437,500
   Due to related parties                                                          162,227                   107,135
   Rents paid in advance                                                            10,580                     5,109
                                                                         ------------------       -------------------
       Total liabilities                                                         2,391,185                   590,938

   Partners' capital                                                            12,507,269                14,257,318
                                                                         ------------------       -------------------

                                                                              $ 14,898,454              $ 14,848,256
                                                                         ==================       ===================

See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2001              2000
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 270,471         $ 252,736
    Earned income from direct financing leases                                     40,689            34,729
    Interest and other income                                                      75,069            50,550
                                                                           ---------------    --------------
                                                                                  386,229           338,015
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           79,798            42,205
    Professional services                                                          18,281            10,361
    Bad debt expense                                                                   --            18,673
    Real estate taxes                                                               3,465            14,197
    State and other taxes                                                           2,840             6,365
    Depreciation and amortization                                                  58,072            58,402
    Transaction costs                                                                  --            23,692
                                                                           ---------------    --------------
                                                                                  162,456           173,895
                                                                           ---------------    --------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures and Gain on
    Sale of Assets                                                                223,773           164,120

Minority Interest in Loss of Consolidated Joint Venture                                --             4,703

Equity in Earnings of Unconsolidated Joint Ventures                                35,306            49,648

Gain on Sale of Assets                                                            171,130               334
                                                                           ---------------    --------------


Net Income                                                                      $ 430,209         $ 218,805
                                                                           ===============    ==============

Allocation of Net Income:
    General partners                                                               $   --            $   --
    Limited partners                                                              430,209           218,805
                                                                           ---------------    --------------

                                                                                $ 430,209         $ 218,805
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                              $   8.60          $   4.38
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                              50,000            50,000
                                                                           ===============    ==============


See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                       Quarter Ended           Year Ended
                                                                         March 31,            December 31,
                                                                           2001                   2000
                                                                     ------------------     -----------------

General partners:
    Beginning balance                                                      $   514,026            $  514,026
    Net income                                                                      --                    --
                                                                     ------------------     -----------------
                                                                               514,026               514,026
                                                                     ------------------     -----------------
Limited partners:
    Beginning balance                                                       13,743,292            15,148,722
    Net income                                                                 430,209               969,570
    Distributions ($43.61 and $47.50 per
       limited partner unit, respectively)                                  (2,180,258 )          (2,375,000 )
                                                                     ------------------     -----------------
                                                                            11,993,243            13,743,292
                                                                     ------------------     -----------------

Total partners' capital                                                   $ 12,507,269          $ 14,257,318
                                                                     ==================     =================


See accompanying notes to condensed financial statements.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2001               2000
                                                                              ----------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $  489,690          $ 261,172
                                                                              ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                       300,386            126,947
       Collections on mortgage note receivable                                        987,881              2,428
                                                                              ----------------    ---------------
          Net cash provided by investing activities                                 1,288,267            129,375
                                                                              ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (437,500 )         (500,000 )
                                                                              ----------------    ---------------
          Net cash used in financing activities                                      (437,500 )         (500,000 )
                                                                              ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                1,340,457           (109,453 )

Cash and Cash Equivalents at Beginning of Quarter                                   1,137,958          1,984,879
                                                                              ----------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $ 2,478,415         $1,875,426
                                                                              ================    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                              $   9,750           $  4,050
                                                                              ================    ===============

       Distributions declared and unpaid at end of
          quarter                                                                 $ 2,180,258          $ 500,000
                                                                              ================    ===============


See accompanying notes to condensed to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         During the quarter ended March 31, 2001, the Partnership sold its property in Daleville, Indiana, to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750 (see Note 7).

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         During the quarter ended March 31, 2001, the tenant of the Denny's property in Huron, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on reclassification of direct financing lease was recorded for financial reporting purposes.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


5.       Mortgage Note Receivable:
         ------------------------

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of one of its properties. During the quarter ended March 31, 2001, the Partnership collected the outstanding principal and interest balance of $1,004,747 relating to the promissory note accepted in connection with the sale of the property in Myrtle Beach, South Carolina, and in connection therewith, the Partnership recognized the remaining gain of $136,034 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

6.       Allocations and Distributions:
         -----------------------------

         During the quarters ended March 31, 2001 and 2000, the Partnership declared distributions to the limited partners of $2,180,258 and $500,000, respectively. Distributions for the quarter ended March 31, 2001, included a special distribution of $1,750,000 as a result of the distribution of net sales proceeds from the sale of its property in Daleville, Indiana and the 1999 payoff of the promissory note accepted in connection with the sale of the property in St. Cloud, Florida and the 2001 payoff of the promissory note accepted in connection with the sale of the property in Myrtle Beach, South Carolina. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $1,336,152 was applied toward the limited partners' 10% Preferred Return and the balance of $413,848 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended March 31, 2001. No distributions have been made to the general partners to date.

7.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However,

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


7.       Related Party Transactions - Continued:
         --------------------------------------

         if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the quarter ended March 31, 2001, the Partnership incurred a deferred, subordinated , real estate disposition fee of $9,750 as a result of the sale of a property (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 20 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the quarters ended March 31, 2001 and 2000, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $489,690 and $261,172 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2001.

         During the quarter ended March 31, 2001, the Partnership sold its Property in Daleville, Indiana to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096 for financial reporting purposes. The Partnership intends to distribute the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of one of its Properties. During the quarter ended March 31, 2001, the Partnership collected the outstanding principal balance of $987,881 relating to the promissory note accepted in connection with the sale of the Property in Myrtle Beach, South Carolina. The Partnership intends to distribute the amounts collected as a special distribution to the limited partners, as described below.

         Currently, rental income from the Partnership's Properties, net sales proceeds held by the Partnership and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At March 31, 2001, the Partnership had $2,478,415 invested in such short-term investments, as compared to $1,137,958 at December 31, 2000. The increase in cash and cash equivalents at March 31, 2001, was primarily a result of the Partnership holding the net sales proceeds it received from the sale of its Property in Daleville, Indiana pending reinvestment in an additional Property, and the Partnership receiving the payoff of the promissory note, as described above. The funds remaining at March 31, 2001, will be used towards the payment of distributions to the limited partners or used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2001, sales proceeds from the 2001 sale of the Property in Daleville, Indiana and the 1999 payoff of the promissory note accepted in connection with the sale of the Property in St. Cloud, Florida and the 2001 payoff of the promissory note accepted in connection with the sale of the Property in Myrtle Beach, South Carolina, the Partnership declared distributions to the limited partners of $2,180,258 and $500,000 for the quarters ended March 31, 2001 and 2000, respectively. This represents distributions of $43.61 and $10.00 per unit for the quarters ended March 31, 2001 and 2000, respectively. Distributions for the quarter ended March 31, 2001, included $1,750,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Daleville, Indiana and the payoff of the promissory notes accepted in connection with the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $1,336,152 was applied toward the limited partners' 10% Preferred Return and the balance of $413,848 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended March 31, 2001. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarter ended March 31, 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $2,391,185 at March 31, 2001, from $590,938 at December 31, 2000, primarily as a result of the Partnership accruing a special distribution of $1,750,000 from the 1999 payoff of the promissory note accepted in connection with the sale of the Property in St. Cloud, Florida and the 2001 payoff of the promissory note accepted in connection with the sale of the Property in Myrtle Beach, South Carolina and the net sales proceeds from the sale of the Partnership's Property in Daleville, Indiana. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 18 wholly owned Properties (including one Property which was sold in March 2000) and during the quarter ended March 31, 2001, the Partnership owned and leased 17 wholly owned Properties (including one Property which was sold in March 2001), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarter ended March 31, 2001, the Partnership earned, and during the quarter ended March 31, 2000, the Partnership and CNL/Longacre Joint Venture, which was dissolved subsequent to March 31, 2000, earned $311,160 and $287,465, respectively, in rental income from operating leases and earned income from direct financing leases.

         Rental and earned income increased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, partially due to the fact that in 2000 the Partnership established an allowance for doubtful accounts for past due rental amounts in accordance with the Partnership's policy, relating to the Properties in Huron, Ohio and New Castle, Indiana. No such allowance was established during the quarter ended March 31, 2001.

         In February 2001 the tenant of the Property in Huron, Ohio terminated its lease and ceased restaurant operations. In connection therewith, during the quarter ended March 31, 2001, the Partnership received $150,000 as satisfaction for outstanding receivable amounts and in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         Rental and earned income during the quarters ended March 31, 20001 and 2000 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         For the quarters ended March 31, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In addition, during the quarter ended March 31, 2000, the Partnership owned and leased an additional Property indirectly through a joint venture arrangement. In connection therewith, the Partnership earned $35,306 and $49,648, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures during the quarter ended March 31, 2001, as compared to March 31, 2000, was primarily attributable to the fact that in 1998, the tenant of the Property in Mesa, Arizona, in which the Partnership owns an approximate 42 percent interest with an affiliate of the general partners as tenants-in-common, filed for bankruptcy and in June 2000, rejected the lease relating to the only Property leased by this tenant. As a result, this tenant discontinued making rental payments on the rejected lease. The Partnership will not recognize any rental income until a replacement tenant is located. Accordingly, the Partnership expects that net income earned by joint ventures will remain at reduced levels until a replacement tenant is located for this Property. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking a new tenant for the rejected and vacant Property.

         Operating expenses, including depreciation expense, were $162,456 and $173,895 for the quarters ended March 31, 2001 and 2000, respectively. Operating expenses were higher during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 2001, as a result of the fact that during the quarter ended March 31, 2000, the Partnership incurred $23,692 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001. In addition, operating expenses were higher during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 2001, due to the Partnership recording approximately $18,600 in bad debt expense relating to the Property in Huron, Ohio for which the tenant terminated its lease, as described above. The decrease in operating expenses during the quarter ended March 31, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $136,034 and $334 during the quarters ended March 31, 2001 and 2000, respectively. The gain recognized during the quarter ended March 31, 2001 increased due to the fact that during the quarter ended March 31, 2001, the Partnership collected the remaining outstanding balance relating to the promissory note collateralized by a Property in Myrtle Beach, South Carolina, which the Partnership sold in 1995, which accelerated the recognition of the gain for financial reporting purposes. In addition, as a result of the sale of the Property in Daleville, Indiana, the Partnership recognized a gain of $35,096, for financial reporting purposes during the quarter ended March 31, 2001.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings.   Inapplicable.
             ------------------

Item 2.      Changes in Securities.       Inapplicable.
             --------------------------

Item 3.      Default upon Senior Securities.   Inapplicable.
             -------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders. Inapplicable.
             ----------------------------------------------------

Item 5.      Other Information.        Inapplicable.
             ------------------

Item 6.      Exhibits and Reports on Form 8-K.
             ---------------------------------

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

                     (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001

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