Form 10-Q
period 2001-06-30
CNL INCOME FUND V LTD
filed 2001-08-09
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-2922869
----------------------------------------------- --------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                     32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
                                                --------------------------------


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




Part I                                                                                   Page
                                                                                         ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                                1

                  Condensed Statements of Income                                          2

                  Condensed Statements of Partners' Capital                               3

                  Condensed Statements of Cash Flows                                      4

                  Notes to Condensed Financial Statements                                 5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     8-12

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                             13

Part II

   Other Information                                                                      14-15


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,                December 31,
                                                                               2001                      2000
                                                                         ------------------       -------------------
                               ASSETS

   Land and buildings on operating leases                                      $ 8,678,319               $ 8,767,623
   Net investment in direct financing leases                                     1,242,659                 1,627,873
   Investment in joint ventures                                                  1,931,464                 1,939,860
   Mortgage note receivable, less deferred gain of
       $136,034 in 2000                                                                 --                   868,713
   Cash and cash equivalents                                                       587,904                 1,137,958
   Receivables, less allowance for doubtful accounts
       of $134,799 in 2000                                                          19,288                   139,772
   Due from related party                                                               --                    11,409
   Prepaid expenses                                                                  5,793                     2,810
   Accrued rental income                                                           378,313                   352,238
                                                                         ------------------       -------------------

                                                                              $ 12,843,740              $ 14,848,256
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   11,909                $   34,182
   Accrued real estate taxes payable                                                 3,327                     7,012
   Distributions payable                                                           430,258                   437,500
   Due to related parties                                                          158,123                   107,135
   Rents paid in advance                                                            10,316                     5,109
                                                                         ------------------       -------------------
       Total liabilities                                                           613,933                   590,938

   Partners' capital                                                            12,229,807                14,257,318
                                                                         ------------------       -------------------

                                                                              $ 12,843,740              $ 14,848,256
                                                                         ==================       ===================
See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                         Quarter Ended                    Six Months Ended
                                                                            June 30,                          June 30,
                                                                     2001              2000            2001             2000
                                                                 -------------     -------------   --------------   --------------
Revenues:
    Rental income from operating leases                             $ 262,401         $ 283,099       $  531,962       $  537,669
    Earned income from direct financing leases                         30,583            44,692           71,272           79,421
    Contingent rental income                                           20,353            18,882           21,263           17,048
    Interest and other income                                          24,223            31,058           99,292           81,608
                                                                 -------------     -------------   --------------   --------------
                                                                      337,560           377,731          723,789          715,746
                                                                 -------------     -------------   --------------   --------------

Expenses:
    General operating and administrative                               58,968            43,570          138,766           85,775
    Professional services                                               8,600             5,731           26,881           16,092
    Bad debt expense                                                       --                --               --           18,673
    Real estate taxes                                                   4,127             6,286            7,592           20,483
    State and other taxes                                                  --               379            2,840            6,744
    Depreciation and amortization                                      58,107            57,060          116,179          115,462
    Transaction costs                                                      --            22,474               --           46,166
                                                                 -------------     -------------   --------------   --------------
                                                                      129,802           135,500          292,258          309,395
                                                                 -------------     -------------   --------------   --------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, Gain on Sale of
    Assets and Provision for Loss on Assets                           207,758           242,231          431,531          406,351

Minority Interest in Loss of Consolidated Joint Venture                    --             3,540               --            8,243

Equity in Earnings of Unconsolidated Joint Ventures                    34,041            31,028           69,347           80,676

Gain on Sale of Assets                                                     --               343          171,130              677

Provision for Loss on Assets                                          (89,003 )              --          (89,003 )             --
                                                                                                   --------------   --------------
                                                                 -------------     -------------

Net Income                                                          $ 152,796         $ 277,142       $  583,005       $  495,947
                                                                 =============     =============   ==============   ==============

Allocation of Net Income:
    General partners                                                   $   --            $   --          $    --          $    --
    Limited partners                                                  152,796           277,142          583,005          495,947
                                                                 -------------     -------------   --------------   --------------

                                                                    $ 152,796         $ 277,142       $  583,005       $  495,947
                                                                 =============     =============   ==============   ==============

Net Income Per Limited Partner Unit                                  $   3.06          $   5.54        $   11.66        $    9.92
                                                                 =============     =============   ==============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                  50,000            50,000           50,000           50,000
                                                                 =============     =============   ==============   ==============
See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Six Months Ended            Year Ended
                                                                       June 30,               December 31,
                                                                         2001                     2000
                                                                -----------------------     -----------------

General partners:
    Beginning balance                                                      $   514,026            $  514,026
    Net income                                                                      --                    --
                                                                -----------------------     -----------------
                                                                               514,026               514,026
                                                                -----------------------     -----------------
Limited partners:
    Beginning balance                                                       13,743,292            15,148,722
    Net income                                                                 583,005               969,570
    Distributions ($52.21 and $47.50 per
       limited partner unit, respectively)                                  (2,610,516 )          (2,375,000 )
                                                                -----------------------     -----------------
                                                                            11,715,781            13,743,292
                                                                -----------------------     -----------------

Total partners' capital                                                  $  12,229,807          $ 14,257,318
                                                                =======================     =================

See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   2001               2000
                                                                              ----------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $  779,437          $ 668,143
                                                                              ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                       300,386            126,947
       Collections on mortgage note receivable                                        987,881              4,920
                                                                              ----------------    ---------------
          Net cash provided by investing activities                                 1,288,267            131,867
                                                                              ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (2,617,758 )       (1,000,000 )
                                                                              ----------------    ---------------
          Net cash used in financing activities                                    (2,617,758 )       (1,000,000 )
                                                                              ----------------    ---------------

Net Decrease in Cash and Cash Equivalents                                            (550,054 )         (199,990 )

Cash and Cash Equivalents at Beginning of Period                                    1,137,958          1,984,879
                                                                              ----------------    ---------------

Cash and Cash Equivalents at End of Period                                         $  587,904         $1,784,889
                                                                              ================    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                               $   9,750           $  4,050
                                                                              ================    ===============

       Distributions declared and unpaid at end of
          period                                                                   $  430,258          $ 500,000
                                                                              ================    ===============
See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at:


                                                                  June 30,             December 31,
                                                                    2001                   2000
                                                             --------------------   --------------------

                 Land                                               $  4,545,710           $  4,649,824
                 Buildings                                             6,805,371              6,860,336
                                                             --------------------   --------------------
                                                                      11,351,081             11,510,160
                 Less accumulated depreciation                        (2,192,380 )           (2,116,569 )
                                                             --------------------   --------------------

                                                                       9,158,701              9,393,591
                 Less allowance for loss on
                      assets                                            (480,382 )             (625,968 )
                                                             --------------------   --------------------


                                                                    $  8,678,319           $  8,767,623
                                                             ====================   ====================


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         During the six months ended June 30, 2001, the Partnership sold its property in Daleville, Indiana, to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096 for financial reporting purposes. The Partnership had previously recorded provisions for loss of $234,589 relating to this property. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750 (see Note 7).

         In addition, during the six months ended June 30, 2001, the Partnership established an allowance for loss on assets of $89,003, relating to its property in Huron, Ohio. The tenant for this property terminated its lease due to financial difficulties. The allowance represented the difference between the net carrying value of the property at June 30, 2001 and the estimated net realizable value of the property.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         During the six months ended June 30, 2001, the tenant of the Denny's property in Huron, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount.

5.       Mortgage Note Receivable:
         ------------------------

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of its property in Myrtle Beach, South Carolina. During the six months ended June 30, 2001, the Partnership collected the outstanding principal and interest balance of $1,004,747 relating to this promissory note and in connection therewith, the Partnership recognized the remaining gain of $136,034 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


6.       Allocations and Distributions:
         -----------------------------

         During the six months ended June 30, 2001 and 2000, the Partnership declared distributions to the limited partners of $2,610,516 and $1,000,000, respectively, ($430,258 and $500,000 for the quarters ended June 30, 2001 and 2000, respectively). This represents distributions of $52.21 and $20.00 per unit for the six months ended June 30, 2001 and 2000, respectively ($8.61 and $10.00 per unit for the quarters ended June 30, 2001 and 2000, respectively). Distributions for the six months ended June 30, 2001 included a special distribution of $1,750,000 as a result of the distribution of net sales proceeds from the sale of its property in Daleville, Indiana and the 1999 payoff of the promissory note accepted in connection with the sale of the property in St. Cloud, Florida and the 2001 payoff of the promissory note accepted in connection with the sale of the property in Myrtle Beach, South Carolina. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $1,336,152 was applied toward the limited partners' 10% Preferred Return and the balance of $413,848 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2001. No distributions have been made to the general partners to date.

7.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2001, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750 as a result of the sale of a property (see Note 3).

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 20 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the six months ended June 30, 2001 and 2000, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $779,437 and $668,143 for the six months ended June 30, 2001 and 2000, respectively. The increase in cash from operations for the six months ended June 30, 2001 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter and six months ended June 30, 2001.

         During the six months ended June 30, 2001, the Partnership sold its Property in Daleville, Indiana to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $9,750. Payment of the disposition fee is subordinated to receipt by the limited partners of their 10% Preferred Return, as defined in the Partnership agreement, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of one of its Property in Myrtle Beach, South Carolina. During the six months ended June 30, 2001, the Partnership collected the outstanding principal balance relating to the promissory note accepted in connection with the sale of this Property. The Partnership distributed the amounts collected as a special distribution to the limited partners, as described below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At June 30, 2001, the Partnership had $587,904 invested in such short-term investments, as compared to $1,137,958 at December 31, 2000. The decrease in cash and cash equivalents at June 30, 2001, was primarily a result of the Partnership's payment of a special distribution of $1,750,000 to the limited partners during the six months ended June 30, 2001, as described below in "Short-Term Liquidity". The funds remaining at June 30, 2001, will be used towards the payment of distributions to the limited partners or used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2001, sales proceeds from the 2001 sale of the Property in Daleville, Indiana and the 1999 payoff of the promissory note accepted in connection with the sale of the Property in St. Cloud, Florida and the 2001 payoff of the promissory note accepted in connection with the sale of the Property in Myrtle Beach, South Carolina, the Partnership declared distributions to the limited partners of $2,610,516 and $1,000,000 for the six months ended June 30, 2001 and 2000, respectively ($430,258 and $500,000 for the quarters ended June 30, 2001 and 2000, respectively). This represents distributions of $52.21 and $20.00 per unit for the six months ended June 30, 2001 and 2000, respectively ($8.61 and $10.00 per unit for the quarters ended June 30, 2001 and 2000, respectively). Distributions for the six months ended June 30, 2001, included $1,750,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Daleville, Indiana and the payoff of the promissory notes accepted in connection with the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $1,336,152 was applied toward the limited partners' 10% Preferred Return and the balance of $413,848 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2001. No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $613,933 at June 30, 2001, from $590,938 at December 31, 2000, primarily as a result of an increase in amounts due to related parties and rents paid in advance at June 30, 2001 as compared to December 31, 2000. The increase was partially offset by a decrease in accounts payable at June 30, 2001, as compared to December 31, 2000. Liabilities at June 30, 2001, to the extent they exceed cash and cash equivalents at June 30, 2001, will be paid from future cash from operations, net sales proceeds from the sales of Properties or in the event the general partners elect to make capital contributions, from future general partner contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 18 wholly owned Properties (including one Property which was sold in March 2000) and during the six months ended June 30, 2001, the Partnership owned and leased 17 wholly owned Properties (including one Property which was sold in March
2001), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001, the Partnership earned, and during the six months ended June 30, 2000, the Partnership and CNL/Longacre Joint Venture, which was dissolved subsequent to June 30, 2000, earned $603,234 and $617,090, respectively, in rental income from operating leases and earned income from direct financing leases, $292,984 and $327,791 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that in February 2001 the tenant of the Property in Huron, Ohio terminated its lease and ceased restaurant operations. In connection therewith, the Partnership received $150,000 in February 2001 as satisfaction for outstanding receivable amounts and in consideration for the Partnership releasing the tenant from its obligations under the lease. The decrease in rental and earned income during the six months ended June 30, 2001 was partially offset by an increase in rental income as a result of the Partnership collecting and recording as income past due rental amounts for which it had previously established an allowance for doubtful accounts. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking a new tenant or purchaser for this Property.

         Rental and earned income were higher during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 2001 due to the fact that during the quarter and six months ended June 30, 2000, the Partnership collected, and recognized as income, past due rental amounts relating to the Property in New Castle, Indiana for which the Partnership had previously established an allowance for doubtful account. No such amounts were collected during the quarter and six months ended June 30, 2001.

         Rental and earned income during the quarters and six months ended June 30, 2001 and 2000 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         For the six months ended June 30, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In addition, during the six months ended June 30, 2000, the Partnership owned and leased an additional Property indirectly through Duluth Joint Venture, a joint venture arrangement entered into in December 1999. The joint venture Property did not generate any revenues prior to the October 2000 sale of the Partnership's interest in the joint venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, due to the fact that the Property was not operational during the quarter and six months ended June 30, 2000. In connection therewith, the Partnership earned $69,347 and $80,676, respectively, $34,041 and $31,028 of which was earned during the quarters ended June 30, 2001 and 2000, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was primarily attributable to the fact that in 1998, the tenant of the Property in Mesa, Arizona, in which the Partnership owns an approximate 42 percent interest with an affiliate of the general partners as tenants-in-common, filed for bankruptcy and in June 2000, rejected the lease relating to the only Property leased by this tenant. As a result, this tenant discontinued making rental payments on the rejected lease. The Partnership, as a tenant-in-common, will not recognize any rental income until a replacement tenant is located. Accordingly, the Partnership expects that net income earned by joint ventures will remain at reduced levels until a replacement tenant is located for this Property. The lost revenues resulting from the rejected and vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The Partnership, as a tenant-in-common, is currently seeking a new tenant for the rejected and vacant Property.

         Operating expenses, including depreciation expense, were $292,258 and $309,395 for the six months ended June 30, 2001 and 2000, respectively, of which $129,802 and $135,500 were incurred for the quarters ended June 30, 2001 and 2000, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 2001, as a result of the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $22,474 and $46,166, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001. In addition, operating expenses were higher during the six months ended June 30, 2000, as compared to the six months ended June 30, 2001, due to the Partnership recording approximately $18,700 in bad debt expense relating to the Property in Huron, Ohio for which the tenant terminated its lease, as described above. The amounts were collected and recorded as income in February 2001, as described above. The decrease in operating expenses during the quarter and six months ended June 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

         Due to the tenant default in a prior year under the terms of its lease agreement for the Property in Lebanon, New Hampshire, the Partnership has incurred and expects to continue to incur operating expenses such as repairs and maintenance, insurance, and real estate tax expenses, relating to the Property until the Property is sold or re-leased to a new tenant. The Partnership is currently seeking a new tenant or purchaser for this Property.

         As a result of the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $136,034 and $677 during the six months ended June 30, 2001 and 2000, respectively, $343 of which was recognized during the quarter ended June 30, 2000. The gain recognized during the six months ended June 30, 2001 increased due to the fact that during the six months ended June 30, 2001, the Partnership collected the remaining outstanding balance relating to the promissory note collateralized by a Property in Myrtle Beach, South Carolina, which the Partnership sold in 1995, which accelerated the recognition of the gain for financial reporting purposes. In addition, as a result of the sale of the Property in Daleville, Indiana, the Partnership recognized a gain of $35,096, for financial reporting purposes during the six months ended June 30, 2001.

         During the quarter and six months ended June 30, 2001, the Partnership recorded an allowance for loss on assets of $89,003, relating to its Property in Huron, Ohio. The tenant for this Property terminated its lease due to financial difficulties and vacated the Property. The allowance represented the difference between the net carrying value of the Property at June 30, 2001 and the estimated net realizable value of the Property.


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


     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th of August, 2001

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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)