Form 10-Q
period 2001-09-30
CNL INCOME FUND V LTD
filed 2001-11-09
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2922869
--------------------------------------          -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
--------------------------------------          -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                                    CONTENTS





Part I                                                                Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7-12

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                          12

Part II

   Other Information                                                   13-14

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,             December 31,
                                                                               2001                      2000
                                                                         ------------------       -------------------
                               ASSETS

   Land and buildings on operating leases, net                                 $ 8,552,871               $ 8,767,623
   Net investment in direct financing leases                                     1,236,058                 1,627,873
   Investment in joint ventures                                                  1,929,957                 1,939,860
   Mortgage note receivable, less deferred gain of
       $136,034 in 2000                                                                 --                   868,713
   Cash and cash equivalents                                                       452,589                 1,137,958
   Receivables, less allowance for doubtful accounts
       of $134,799 in 2000                                                          44,804                   139,772
   Due from related party                                                               --                    11,409
   Prepaid expenses                                                                  4,967                     2,810
   Accrued rental income                                                           392,037                   352,238
                                                                         ------------------       -------------------

                                                                              $ 12,613,283              $ 14,848,256
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   15,444                $   34,182
   Accrued real estate taxes payable                                                 7,200                     7,012
   Distributions payable                                                           430,258                   437,500
   Due to related parties                                                          132,288                   107,135
   Rents paid in advance                                                            14,378                     5,109
                                                                         ------------------       -------------------
       Total liabilities                                                           599,568                   590,938

   Partners' capital                                                            12,013,715                14,257,318
                                                                         ------------------       -------------------

                                                                              $ 12,613,283              $ 14,848,256
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                         Quarter Ended                   Nine Months Ended
                                                                         September 30,                     September 30,
                                                                     2001              2000            2001             2000
                                                                 -------------     -------------   --------------   --------------
Revenues:
    Rental income from operating leases                             $ 264,578         $ 265,980       $  796,540       $  803,649
    Earned income from direct financing leases                         34,525            30,498          105,797          109,919
    Contingent rental income                                           26,766            15,251           48,029           32,299
    Lease termination income                                           13,373                --           13,373               --
    Interest and other income                                           7,239            43,087          106,531          124,695
                                                                 -------------     -------------   --------------   --------------
                                                                      346,481           354,816        1,070,270        1,070,562
                                                                 -------------     -------------   --------------   --------------

Expenses:
    General operating and administrative                               30,764           105,066          169,530          190,841
    Professional services                                               8,649            46,097           35,530           62,189
    Bad debt expense                                                       --                --               --           18,673
    Real estate taxes                                                   4,586             6,887           12,178           27,370
    State and other taxes                                                  --               268            2,840            7,012
    Depreciation and amortization                                      57,807            57,059          173,986          172,521
    Transaction costs                                                      --                --               --           46,166
                                                                 -------------     -------------   --------------   --------------
                                                                      101,806           215,377          394,064          524,772
                                                                 -------------     -------------   --------------   --------------

Income Before Minority Interest in Loss of
    Consolidated Joint Venture, Equity in Earnings
    of Unconsolidated Joint Ventures, Gain on Sale of
    Assets and Provision for Loss on Assets                           244,675           139,439          676,206          545,790

Minority Interest in Loss of Consolidated Joint Venture                    --            37,236               --           45,479

Equity in Earnings of Unconsolidated Joint Ventures                    37,132            35,168          106,479          115,844

Gain on Sale of Assets                                                     --               116          171,130              793

Provision for Loss on Assets                                          (67,641 )         (32,454 )       (156,644 )        (32,454 )
                                                                --------------     -------------   -------------    -------------

Net Income                                                          $ 214,166         $ 179,505       $  797,171       $  675,452
                                                                 =============     =============   ==============   ==============

Allocation of Net Income:
    General partners                                                   $   --            $   --          $    --          $    --
    Limited partners                                                  214,166           179,505          797,171          675,452
                                                                 -------------     -------------   --------------   --------------

                                                                    $ 214,166         $ 179,505       $  797,171       $  675,452
                                                                 =============     =============   ==============   ==============

Net Income Per Limited Partner Unit                                  $   4.28          $   3.59        $   15.94        $   13.51
                                                                 =============     =============   ==============   ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                  50,000            50,000           50,000           50,000
                                                                 =============     =============   ==============   ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                      Nine Months Ended             Year Ended
                                                        September 30,              December 31,
                                                             2001                      2000
                                                   -------------------------     -----------------
General partners:
    Beginning balance                                          $    514,026            $  514,026
    Net income                                                           --                    --
                                                   -------------------------     -----------------
                                                                    514,026               514,026
                                                   -------------------------     -----------------
Limited partners:
    Beginning balance                                            13,743,292            15,148,722
    Net income                                                      797,171               969,570
    Distributions ($60.82 and $47.50 per
       limited partner unit, respectively)                       (3,040,774 )          (2,375,000 )
                                                   -------------------------     -----------------
                                                                 11,499,689            13,743,292
                                                   -------------------------     -----------------

Total partners' capital                                      $   12,013,715          $ 14,257,318
                                                   =========================     =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   2001               2000
                                                              ----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                     $ 1,074,380          $ 664,751
                                                              ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                       300,386            126,947
       Liquidating distribution from joint venture                         --            440,689
       Investment in joint venture                                         --            (91,851 )
       Collections on mortgage note receivable                        987,881              5,764
                                                              ----------------    ---------------
          Net cash provided by investing activities                 1,288,267            481,549
                                                              ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                           (3,048,016 )       (1,500,000 )
                                                              ----------------    ---------------
          Net cash used in financing activities                    (3,048,016 )       (1,500,000 )
                                                              ----------------    ---------------

Net Decrease in Cash and Cash Equivalents                            (685,369 )         (353,700 )

Cash and Cash Equivalents at Beginning of Period                    1,137,958          1,984,879
                                                              ----------------    ---------------

Cash and Cash Equivalents at End of Period                         $  452,589         $1,631,179
                                                              ================    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                               $   9,750           $  4,050
                                                              ================    ===============

       Distributions declared and unpaid at end of
          period                                                   $  430,258          $ 937,500
                                                              ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         During the nine months ended September 30, 2001, the Partnership sold its property in Daleville, Indiana, to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096 for financial reporting purposes. The Partnership had previously recorded provisions for loss of $234,589 relating to this property. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750 (see Note 6).

         In addition, during the nine months ended September 30, 2001, the Partnership established an provision for loss on assets in the amount of $156,644, relating to its property in Huron, Ohio. The tenant for this property terminated its lease due to financial difficulties. The provision represented the difference between the net carrying value of the property at September 30, 2001 and the general partner's estimated net realizable value of the property.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Net Investment in Direct Financing Leases:

         During the nine months ended September 30, 2001, the tenant of the Denny's property in Huron, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount.

5.       Mortgage Note Receivable:

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of its property in Myrtle Beach, South Carolina. During the nine months ended September 30, 2001, the Partnership collected the outstanding principal and interest balance of $1,004,747 relating to this promissory note and in connection therewith, the Partnership recognized the remaining gain of $136,034 relating to this property, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."


6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2001, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750 as a result of the sale of a property (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 20 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         During the nine months ended September 30, 2001 and 2000, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $1,074,380 and $664,751. The increase in cash from operations for the nine months ended September 30, 2001 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter and nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, the Partnership sold its Property in Daleville, Indiana to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096 for financial reporting purposes. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $9,750. Payment of the disposition fee is subordinated to receipt by the limited partners of their 10% Preferred Return, as defined in the Partnership agreement, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         During 1995, the Partnership accepted a promissory note in connection with the 1995 sale of one of its Property in Myrtle Beach, South Carolina. During the nine months ended September 30, 2001, the Partnership collected approximately $990,000 representing the outstanding principal balance relating to the promissory note accepted in connection with the sale of this Property. The Partnership distributed the amounts collected as a special distribution to the limited partners, as described below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At September 30, 2001, the Partnership had $452,589 invested in such short-term investments, as compared to $1,137,958 at December 31, 2000. The decrease in cash and cash equivalents at September 30, 2001, was primarily a result of the Partnership's payment of a special distribution of $1,750,000 to the limited partners during the nine months ended September 30, 2001, as described below in "Short-Term Liquidity". The decrease was partially offset by the fact that in February 2001, the Partnership collected approximately $990,000 from the promissory note, as described above. The funds remaining at September 30, 2001, will be used towards the payment of distributions to the limited partners or used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, sales proceeds from the 2001 sale of several Properties and proceeds received from collections of promissory notes, the Partnership declared distributions to the limited partners of $3,040,774 and $1,937,500 for the nine months ended September 30, 2001 and 2000, respectively ($430,258 and $937,500 for the quarters ended
September 30, 2001 and 2000, respectively). This represents distributions of $60.82 and $38.75 per unit for the nine months ended September 30, 2001 and 2000, respectively ($8.61 and $18.75 per unit for the quarters ended September 30, 2001 and 2000, respectively). The distribution for the nine months ended September 30, 2001, included a special distribution of $1,750,000 as a result of the distribution of net sales proceeds from the sale of the Property in Daleville, Indiana and the payoff of the promissory notes accepted in connection with the sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. Distributions for the nine months ended September 30, 2000, included a special distribution of $500,000 as a result of the distribution of net sales proceeds from the sales of the Properties in Belding, Michigan; Hall, Tennessee; Ithaca, New York and St. Cloud, Florida. The special distribution during 2001 was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $1,336,152 was applied toward the limited partners' 10% Preferred Return and the balance of $413,848 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. The special distribution of $500,000 during 2000 was applied towards the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2001. No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $599,568 at September 30, 2001, from $590,938 at December 31, 2000. Liabilities at September 30, 2001, to the extent they exceed cash and cash equivalents at September 30, 2001, will be paid from future cash from operations, net sales proceeds from the sales of Properties or in the event the general partners elect to make capital contributions, from future general partner contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 18 wholly owned Properties (including one Property which was sold in March 2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 17 wholly owned Properties (including one Property which was sold in March 2001), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001, the Partnership earned, and during the nine months ended September 30, 2000, the Partnership and CNL/Longacre Joint Venture, which was dissolved subsequent to September 30, 2000, earned $902,337 and $913,568, respectively, in rental income from operating leases and earned income from direct financing leases, $299,103 and $296,478 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

         The decrease in rental and earned income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that in February 2001 the tenant of the Property in Huron, Ohio terminated its lease and ceased restaurant operations. In connection therewith, the Partnership received $150,000 as satisfaction for outstanding receivable amounts and in consideration for the Partnership releasing the tenant from its obligations under the lease. The decrease in rental and earned income during the nine months ended September 30, 2001 was partially offset by an increase in rental income as a result of the Partnership collecting and recording as income past due rental amounts for which it had previously established an allowance for doubtful accounts. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. The Partnership is currently seeking a new tenant or purchaser for this Property.

         Rental and earned income were higher during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 2001, due to the fact that during the nine months ended September 30, 2000, the Partnership collected, and recognized as income, past due rental amounts relating to the Property in New Castle, Indiana for which the Partnership had previously established an allowance for doubtful accounts. No such amounts were collected during the nine months ended September 30, 2001.

         Rental and earned income during the nine months ended September 30, 2001 and 2000 continued to remain at reduced amounts due to the fact that the Partnership is not receiving any rental income relating to the Property in Lebanon, New Hampshire. Rental and earned income are expected to remain at reduced amounts until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The Partnership is currently seeking either a new tenant or purchaser for this Property.

         In June 2001, the lease for the Property in Livingston, Texas, which was scheduled to expire in January 2002, was terminated by the Partnership and the tenant. In connection therewith, the Partnership received approximately $13,373 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. Rents due under the new lease are lower than rents under the previous lease therefore, the Partnership anticipates that rental income in future periods will decrease. However, the general partners do not anticipate that any decrease in rental income relating to the new lease with lower rents will have a material adverse affect on the Partnership's financial position or results of operations.

         For the nine months ended September 30, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In addition, during the nine months ended September 30, 2000, the Partnership owned and leased an additional Property indirectly through Duluth Joint Venture, a joint venture arrangement entered into in December 1999. The joint venture Property did not generate any revenues prior to the October 2000 sale of the Partnership's interest in the joint venture to CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, due to the fact that the Property was not operational during the quarter and nine months ended September 30, 2000. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $106,479 and $115,844, respectively, $37,132 and $35,168 of which was earned during the quarters ended September 30, 2001 and 2000, respectively, from net income earned by unconsolidated joint ventures. The decrease in net income earned by these joint ventures during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily attributable to the fact that in 1998, the tenant of the Property in Mesa, Arizona, in which the Partnership owns an approximate 42 percent interest with an affiliate of the general partners as tenants-in-common, filed for bankruptcy and in June 2000, rejected the lease relating to the only Property leased by this tenant. As a result, this tenant discontinued making rental payments on the rejected lease. The Partnership and CNL Income Fund II, Ltd., as tenants-in-common, re-leased the Property to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases.

         During the nine months ended September 30, 2001 and 2000, the Partnership earned $106,531 and $124,695, respectively, in interest and other income, $7,239 and $43,087 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000, was primarily attributable to the fact that in February 2001 the Partnership collected the outstanding principal and interest balance of the promissory note accepted in connection with the 1995 sale of its Property in Myrtle Beach, South Carolina.

         Operating expenses, including depreciation expense, were $394,064 and $524,772 for the nine months ended September 30, 2001 and 2000, respectively, of which $101,806 and $215,377 were incurred for the quarters ended September 30, 2001 and 2000, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 2001, due to the fact that during the quarter and nine months ended September 30, 2000 CNL/Longacre Joint Venture, the Partnership's consolidated joint venture prior to October 2000, paid $60,000 as settlement for a lawsuit against the consolidated joint venture. Even though the Partnership and CNL/Longacre Joint Venture believed there was no merit to the lawsuit, they elected to pay a settlement to avoid incurring large legal fees to defend the lawsuit. Operating expenses were also higher due to an increase in fees related to settling the lawsuit. No additional costs have been incurred during 2001 relating to this lawsuit.

         Operating expenses were higher during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 2001, as a result of the fact that during the nine months ended September 30, 2000, the Partnership incurred $46,166 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001. In addition, operating expenses were higher during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 2001, due to the Partnership recording approximately $18,700 in bad debt expense relating to the Property in Huron, Ohio for which the tenant terminated its lease, as described above. The amounts were collected and recorded as income in February 2001, as described above. The decrease in operating expenses during the nine months ended September 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

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

         As a result of the sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida in 1995 and 1996, respectively, and recording the gains from such sales using the installment method, the Partnership recognized gains for financial reporting purposes of $136,034 and $793 during the nine months ended September 30, 2001 and 2000, respectively, $116 of which was recognized during the quarter ended September 30, 2000. The gain recognized during the nine months ended September 30, 2001 was higher due to the fact that during the nine months ended September 30, 2001, the Partnership collected the remaining outstanding balance relating to the promissory note collateralized by the Property in Myrtle Beach, South Carolina, which the Partnership sold in 1995, which accelerated the recognition of the gain for financial reporting purposes. In addition, as a result of the sale of the Property in Daleville, Indiana, the Partnership recognized a gain of $35,096, for financial reporting purposes during the nine months ended September 30, 2001.

         During the quarter and nine months ended September 30, 2000, the Partnership recorded a provision for loss of approximately $32,500 relating to the anticipated loss on liquidation of its joint venture interest resulting from the acquisition of the other joint venture partner's interest in CNL/Longacre Joint Venture in October 2000, and the subsequent liquidation of the joint venture. No such provision was recorded during the quarter and nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, the Partnership established a provision for loss on assets in the amount of $89,003, relating to its Property in Huron, Ohio. During the quarter and nine months ended September 30, 2001, the Partnership recorded an additional provision for loss on assets of $67,641 relating to this Property. The tenant for this Property terminated its lease due to financial difficulties and vacated the Property. The provision represented the difference between the net carrying value of the Property at September 30, 2001 and the general partner's estimated net realizable value of the Property.


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


                10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001, and incorporated herein by reference.)

                (b)   Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 2nd of November, 2001

                                  CNL INCOME FUND V, LTD.


                                  By:  CNL REALTY CORPORATION
                                       General Partner


                                       By:/s/ James M. Seneff, Jr.
                                          -------------------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                       By:/s/ Robert A. Bourne
                                          -------------------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)