Form 10-K
period 2001-12-31
CNL INCOME FUND V LTD
filed 2002-03-29
CIK 837985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold its Property in St. Cloud, Florida, to the tenant of the Property and accepted cash and a promissory note for the Property. During the year ended December 31, 1997, the Partnership sold its Properties in Franklin and Smyrna, Tennessee; Salem, New Hampshire; Port St. Lucie and Tampa, Florida; and Richmond, Indiana. The Partnership reinvested a portion of these net sales proceeds in a Property in Houston, Texas and a Property in Sandy, Utah. In addition, the Partnership reinvested a portion of the net sales proceeds in a Property in Mesa, Arizona and a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During the year ended December 31 1998, the Partnership also sold its Properties in Port Orange, Florida and Tyler, Texas. The Partnership used a portion of the sales proceeds to enter into a joint venture arrangement, RTO Joint Venture, with an affiliate of the General Partners. During the year ended December 31, 1999, the Partnership also sold its Properties in Ithaca and Endicott, New York. The Partnership used the majority of the net sales proceeds received from the sale of the Property in Ithaca, New York to enter into a joint venture arrangement, Duluth Joint Venture, with affiliates of the Partnership to construct and hold one Property. In addition, during 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property. During the year ended December 31, 2000, the Partnership sold its interest in Duluth Joint Venture to an affiliate of the General Partners and sold its Property in Belding, Michigan. In addition, during 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture. During the year ended December 31, 2000, the Partnership also acquired the remaining interest in CNL/Longacre Joint Venture from its joint venture partner and liquidated the joint venture. During the year ended December 31, 2001, the Partnership sold its Property in Daleville, Indiana.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 20 Properties. The 20 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. In January 2002, the Partnership sold its Properties in Huron, Ohio, West Lebanon, New Hampshire and Bountiful, Utah. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms, ranging from 10 to 20 years (the average being 18 years) and expire between 2004 and 2021. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $42,000 to $245,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 15 of the Partnership's 20 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the Lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In February 2001, the Partnership accepted $150,000 as satisfaction of outstanding receivable amounts and consideration for releasing the tenant of the Property in Huron, Ohio from its obligation under its lease. The Partnership sold the Property to an unrelated third party in January 2002.

         In addition, in June 2001, the lease for the Property in Livingston, Texas, which was scheduled to expire during 2002, was terminated by the Partnership and the tenant. The Partnership re-leased the Property to a new tenant with terms substantially the same as the Partnership's leases.

Major Tenants

         During 2001, two lessees, Golden Corral Corporation and the Slaymaker Group, Inc. each contributed more than 10% of the Partnership's total rental, earned, and mortgage interest income (including the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under a lease relating to one Property and Slaymaker Group, Inc. was the lessee under a lease relating to one Property. It is anticipated that, based on the minimum rental payments required by the leases, Slaymaker Group, Inc. will continue to contribute more than 10% of the Partnership's total rental and earned income in 2002. In addition, three Restaurant Chains, Golden Corral, Taco Bell, and Tony Roma's Famous For Ribs Restaurants, each accounted for more than 10% of the Partnership's total rental, earned and mortgage interest income in 2001 (including the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership entered into a joint venture arrangement, CNL/Longacre Joint Venture, with an unaffiliated entity, to purchase and hold one Property. During 2000, the Partnership acquired the remaining interest in CNL/Longacre Joint Venture from its joint venture partner and liquidated the joint venture.

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

         Each joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership has a 43% interest in Cocoa Joint Venture and a 53.12% interest in RTO Joint Venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations, and other liabilities of the joint ventures.

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

         Net cash flow from operations of Cocoa Joint Venture and RTO Joint Venture is distributed 43% and 53.12%, respectively, to the Partnership and the balance is distributed to each of the other joint venture partners in accordance with its percentage ownership in the respective joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture.

         In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., affiliates of the General Partners, to construct and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. In October 2000, the Partnership sold its 12% interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd.

         In addition to the above joint venture arrangements, in 1997, the Partnership entered into two separate agreements, with affiliates of the General Partners to purchase and hold the following Properties: a Property in Mesa, Arizona, as tenants-in-common, with CNL Income Fund II, Ltd., and a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund, Ltd., CNL Income Fund II, Ltd., and CNL Income Fund VI, Ltd. The affiliates are limited partnerships organized pursuant to the laws of the state of Florida. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Properties in proportion to each party's percentage interest. The Partnership owns a 42.09% and a 27.78% interest in the Property in Mesa, Arizona and the Property in Vancouver, Washington, respectively. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party of the agreement.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement").

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 20 Properties. Of the 20 Properties, 16 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,600 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                                       Number of Properties

                Arizona                                             1
                Florida                                             3
                Georgia                                             1
                Illinois                                            1
                Indiana                                             2
                Michigan                                            1
                New Hampshire                                       1
                Ohio                                                2
                Texas                                               4
                Utah                                                2
                Washington                                          2
                                                                 -----
                TOTAL PROPERTIES                                   20
                                                                 =====

         Buildings. Generally, each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and unconsolidated joint ventures (including Properties owned through tenancy-in-common arrangements) for federal income tax purposes was $12,376,486 and $5,175,275, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

               Restaurant Chain                            Number of Properties

                Arby's                                              2
                Burger King                                         1
                Captain D's                                         2
                Chevy's Fresh Mex                                   1
                Del Taco                                            1
                Denny's                                             2
                Golden Corral                                       2
                IHOP                                                1
                Market Street Buffet & Bakery                       1
                Pizza Hut                                           1
                Ruby Tuesday                                        1
                Taco Bell                                           2
                Tony Roma's                                         1
                Waffle House                                        1
                Wendy's                                             1
                                                                 -----
                TOTAL PROPERTIES                                   20
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

         As of December 31, 2001, 2000, 1999, 1998, and 1997, the Properties were 90%, 81%, 87%, 88%, and 93% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                 2001             2000              1999              1998                1997
                             -------------    --------------    -------------     --------------     ---------------

Rental Revenues (1)(2)        $ 1,476,917       $ 1,633,709      $ 1,721,252        $ 1,710,326         $ 1,804,300
Properties (2)                         18                18               20                 23                  24
Average Rent per
    Property                    $  82,051         $  90,762        $  86,063          $  74,362           $  75,179


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) Excludes Properties that were vacant at December 31 and that did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for each of the next ten years and thereafter.

                                                                                    Percentage of
              Expiration              Number               Annual Rental             Gross Annual
                Year                of Leases              Revenues (2)             Rental Income
             -----------------    ----------------        -----------------    --------------------------
              2002                      --                 $     --                      --
              2003                      --                       --                      --
              2004                       1                  132,151                   9.61%
              2005                      --                       --                      --
              2006                      --                       --                      --
              2007                      --                       --                      --
              2008                       5                  261,519                  19.02%
              2009                       3                  272,594                  19.83%
              2010                      --                       --                      --
              2011                      --                       --                      --
              Thereafter                 8                  708,585                  51.54%
                                 ----------        -----------------           -------------
              Total (1)                 17             $  1,374,849                 100.00%
                                 ==========        =================           =============

(1) Excludes two Properties which were vacant at December 31, 2001 and one Property that was sold in January 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Slaymaker Group, Inc., leases one Tony Roma's restaurant pursuant to one lease, with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is approximately $194,200.

         Golden Corral Corporation leases one restaurant pursuant to one leases with an initial term of 15 years (expiring in 2004). The minimum base annual rent for the lease is approximately $132,100.


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 2,466 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $369 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                            2001 (1)                                2000 (1)
                               ------------------------------------     ----------------------------------
                                 High          Low         Average        High         Low       Average
                               ---------    ----------    ----------    ---------    --------   -----------
       First Quarter              $ 320         $ 170         $ 289          (2)         (2)           (2)
       Second Quarter               276           250           265        $ 335       $ 305         $ 328
       Third Quarter                284           284           284          310         310           310
       Fourth Quarter               235           262           260          306         222           263

(1) A total of 218 and 154 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,471,032, and $2,375,000, respectively, to the Limited Partners. Distributions during 2001 included a special distribution of $1,750,000 as a result of the distribution of sales proceeds from the sale of the Property in Daleville, Indiana and the distribution of amounts collected from the promissory notes related to the 1995 and 1996 sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, respectively. Distributions during 2000 included a special distribution of $500,000, as a result of the distribution of a portion of the amount collected from the mortgage note receivable relating to the 1996 sale of the Property in St. Cloud, Florida. The special distribution in 2001 was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $1,336,152 was applied towards the 10% Preferred Return, on a cummulative basis, and the balance of $413,848 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. The special distribution in 2000 was applied toward the Limited Partners' cumulative 10% Preferred Return. As a result of the sales of Properties during 2001 and 2000, the Partnership's total revenue was reduced during 2001 and 2000 and is expected to remain reduced in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarter ended September 30, 2000 and March 2001. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

              Quarter Ended                 2001                2000
         --------------------          ---------------     ----------------

         March 31                         $ 2,180,258           $  500,000
         June 30                              430,258              500,000
         September 30                         430,258              937,500
         December 31                          430,258              437,500

         The Partnership intends to continue to make distributions of cash available for distribution to the limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                        2001               2000              1999              1998               1997
                                    --------------    ---------------    --------------    --------------    ---------------
Year ended December 31:
    Revenues (1)                       $1,565,385         $1,676,183        $1,956,691        $2,024,231         $2,147,770
    Net income (2)                        945,973            969,570         1,435,646         1,544,895          1,731,915
    Cash distributions
      declared (3)                      3,471,032          2,375,000         2,000,000         3,838,327          2,300,000
       Net income per Unit (2)              18.92              19.39             28.51             30.70              34.40
    Cash distributions
      declared per Unit (3)                 69.42              47.50             40.00             76.77              46.00

At December 31:
    Total assets                      $12,306,054        $14,848,256       $16,680,780       $17,135,485        $19,718,430
    Partners' capital                  11,732,259         14,257,318        15,662,748        16,227,102         18,520,534

(1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in loss of the consolidated joint venture. In addition, revenues for the year ended December 31, 2001, includes lease termination income of $13,373.

(2) Net income for the year ended December 31, 2001 includes $171,130 from gains on sale of assets and $291,369 for provision for write-down of assets. Net income for the year ended December 31, 2000 includes $15,088 from gains on sales of assets, $9,763 from gain on dissolution of consolidated joint venture, and provision for write-down of assets of $142,373. Net income for the year ended December 31, 1999 includes $396,066 from gains on the sales of assets and provision for write-down of assets of $308,310. Net income for the year ended December 31, 1998, includes $469,613 from gains on the sales of assets, $25,500 for a loss on sale of assets and $403,157 for a provision for write-down of assets. Net income for the year ended December 31, 1997, includes $550,878 from gains on the sales of assets, $141,567 from a loss on the sale of assets and $250,694 for a provision for write-down of assets.

(3) Distributions for the year ended December 31, 2001 included a special distribution to the Limited Partners of $1,750,000 as a result of the distribution of net sales proceeds from 2001 and 2000 the collections of the mortgage notes relating to the 1995 and 1996 sale of Properties. Distributions for the year ended December 31, 2000 include a special distribution to the Limited Partners of $500,000 as a result of the distribution of net sales proceeds from the sales of several Properties and the proceeds from the payoff of the mortgage note relating to the 1996 sale of a Property. Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,838,327 as a result of the distribution of net sales proceeds from the sales of Properties.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 20 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2001, 2000, and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,365,532, $904,073, and $1,595,565, respectively. The increase in cash from operations during 2001 and the decrease in 2000, each as compared to the previous year, was primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000, and 1999.

         The Partnership had a mortgage note receivable relating to a sale in 1995 of a Property in Myrtle Beach, South Carolina. In February 2001, the
Partnership received a balloon payment of $999,083 which included the outstanding principal balance and $12,084 of accrued interest and in connection therewith recognized the remaining gain of $136,036 relating to this Property. During 2001, the Partnership distributed the amount collected as a special distribution to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         The Partnership had a mortgage note receivable relating to a sale in 1996 of a Property in St. Cloud, Florida. During the year ended December 31, 1999, the Partnership collected the outstanding balance of $1,043,770 relating to the promissory note and in connection therewith, recognized the remaining gain of $181,308 relating to this Property. During 2000, the Partnership distributed $500,000 of the amount collected as a special distribution to the Limited Partners. During 2001, the Partnership distributed the majority of the remaining net sales proceeds as a special distribution to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In June 1997, the Partnership terminated the leases with the tenant of the Properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes. During 2001, the Partnership collected the outstanding balance of $4,401 relating to this promissory note.

         In addition, in March 1999, the Partnership sold its Properties in Endicott and Ithaca, New York to the tenant for a total of $1,125,000 and received net sales proceeds of $1,113,759 resulting in a total gain of $213,503. In December 1999, the Partnership reinvested the net sales proceeds received from the sale of the Property in Ithaca, New York, in a joint venture arrangement, as described below. The Partnership used the net sales proceeds from the sale of the Property in Endicott, New York, to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property to the tenant in accordance with the purchase option under its lease agreement for $891,915, resulting in a gain to the joint venture of approximately $239,300. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The Partnership used the liquidation proceeds to pay liabilities of the Partnership including quarterly distributions to the Limited Partners.

         In addition, in December 1999, the Partnership reinvested the net sales proceeds from the sale of the Property in Ithaca, New York, as described above, in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000 and 1999, the Partnership contributed $91,851 and $129,979, respectively, to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 12% interest in Duluth Joint Venture to CNL Income Fund VII, Ltd. for $221,830. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $13,819, as described below in "Results of Operations." The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 2000, the Partnership sold its Property in Belding, Michigan, to an unrelated third party, for $135,000 and received net sales proceeds of approximately $126,900. Due to the fact that as of December 31, 1999, the Partnership had recorded a provision for write-down of assets of approximately $446,100, no gain or loss was recorded during 2000. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $4,050. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the Limited Partners. The Partnership distributed amounts sufficient to enable the Limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement. As of September 30, 2000, the Partnership had recorded a provision for write-down of assets of $32,454, which represented the difference between the net carrying value of the joint venture and the General Partners' estimated net realizable value of the joint venture. In October 2000, the Partnership liquidated the joint venture and recorded a gain on dissolution of $9,763.

         In March 2001, the Partnership sold its Property in Daleville, Indiana to an unrelated third party and received net sales proceeds of $300,386 resulting in a gain of $35,096. The Partnership had previously recorded provisions for write-down of assets relating to this Property. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $9,750. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cummulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds to the Limited Partners, to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         Currently, rental income from the Partnership's Properties, any net sales proceeds from the sale of Properties, and any amounts collected from the promissory note pending distributions to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date. At December 31, 2001, the Partnership had $313,783 invested in such short-term investments as compared to $1,137,958 at December 31, 2000. The decrease in cash and cash equivalents during 2001 as compared to 2000 was primarily attributable to a special distribution to the Limited Partners of the net sales proceeds from the sale of a Property and a portion of the payoff of the mortgage note relating to the 1996 sale of the Property in St. Cloud, Florida and the payoff of the mortgage note relating to the 1995 sale of the Property in Myrtle Beach, South Carolina. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 4% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

         In January 2002, the Partnership sold its Properties in Huron, Ohio and West Lebanon, New Hampshire to separate unrelated third parties for $210,000 and $675,000, respectively and received net sales proceeds of approximately $202,000 and $634,300, respectively, resulting in a gain of approximately $122,000 relating to the Property in West Lebanon, New Hampshire for which the Partnership had previously recorded a provision of write-down of assets. Due to the fact that the Partnership had previously recorded a provision for write-down of assets related to the Property in Huron, Ohio, no gain or loss was recorded on the sale.

         In addition, in January 2002, the Partnership sold its Property in Bountiful, Utah to the tenant in accordance with the option under the lease for $1,046,000 and received net sales proceeds of approximately $1,008,600 resulting in a gain of $449,700. The Partnership intends to use the proceeds received from these sales for distributions to the Limited Partners and to pay Partnership liabilities. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the years ended December 31, 2001 and 2000, a portion of the sales proceeds received from the sales of the Properties, and collection of amounts due under two promissory notes, the Partnership declared distributions to the Limited Partners of $3,471,032, $2,375,000, and $2,000,000, for the years ended December 31, 2001, 2000, and 1999, respectively. This represents distributions of $69.42, $47.50, and $40.00 per Unit for the years ended December 31, 2001, 2000, and 1999, respectively. Distributions during 2001 included a special distribution of $1,750,000 as a result of the distribution of sales proceeds from the sale of the Property in Daleville, Indiana and the distribution of amounts collected from the promissory notes related to the 1995 and 1996 sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, respectively. The special distribution in 2001 was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $1,336,152 was applied towards the 10% Preferred Return, on a cummulative basis, and the balance of $413,848 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly.

         Distributions during 2000 included a special distribution to the Limited Partners of $500,000 as a result of the distribution of a portion of the proceeds from the payoff of the mortgage note related to the 1996 sale of a Property in St. Cloud, Florida. The special distribution in 2000 was applied toward the Limited Partners' cummulative 10% Preferred Return. The reduced number of Properties for which the Partnership receives rental payments reduced the Partnership's revenues. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing in September 2000. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $4,885 and $3,185, respectively, to affiliates for accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. In addition, during 2001 and 2000, the Partnership incurred $9,750 and $4,050, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the Properties in Daleville, Indiana and Belding, Michigan. As of December 31, 2001 and 2000, the Partnership owed $113,700 and $103,950, respectively, to affiliates for real estate disposition fees. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $455,210 at December 31, 2001, from $483,803 at December 31, 2000, primarily due to a decrease in accounts payable. The decrease was partially offset by an increase in amounts due to related parties. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership and its consolidated joint venture, CNL/Longacre Joint Venture, owned and leased 20 wholly owned Properties (including two Properties, which were sold during 1999). During 2000, the Partnership and CNL/Longacre Joint Venture owned and leased 18 wholly owned Properties (including one Property which was sold during 2000). During 2001, the Partnership owned and leased 17 wholly owned Properties (including one Property which was sold during 2001). In addition, during 1999, the Partnership was a co-venturer in three unconsolidated joint ventures that each owned and leased one Property (including one Property in Halls Joint Venture, which was sold in 1999). During 2000, the Partnership was a co-venturer in three unconsolidated joint ventures that each owned and leased one Property (including one Property in Duluth Joint Venture the Partnership's interest in which was sold in October
2000). During 2001, the Partnership was a co-venturer in two unconsolidated joint ventures that each owned and leased one Property. During 2001, 2000, and 1999, the Partnership owned and leased two Properties, with affiliates of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 20 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $42,000 to $245,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or
(ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership (and its consolidated joint venture during 1999 and 2000) earned $1,198,480, $1,251,723, and $1,255,050, respectively, in rental income from operating leases and earned income from direct financing leases. The decrease in rental and earned income during 2001, as compared to 2000, was primarily due to the fact that in February 2001 the tenant of the Property in Huron, Ohio terminated its lease and ceased restaurant operations. As a result, the Partnership stopped recording rental revenue relating to this Property. The Partnership sold this Property in January 2002 as described in "Capital Resources."

         The decrease in rental and earned income during 2001 was also partially attributable to the fact that the tenant of the Property in Lawrenceville, Georgia is experiencing financial difficulties and has ceased making rental payments to the Partnership, as a result, the Partnership stopped recording rental and earned income. The decrease in rental and earned income during the year ended December 31, 2000, as compared to 1999, was partially attributable to a decrease in rental and earned income as a result of the sale of several Properties during 2000 and 1999, as described above in "Capital Resources." The decrease in rental and earned income during 2000 was partially offset by the fact that the Partnership collected, and recognized as income, past due rental amounts relating to the Property in New Castle, Indiana. No such amounts were collected during 2001.

         Rental and earned income in 2001, 2000, and 1999 continued to remain at reduced amounts due to the fact that the Partnership was not receiving any rental income from the Properties in Belding, Michigan and West Lebanon, New Hampshire during 2001, 2000, and 1999 as a result of the tenants defaulting under the terms of their leases and ceasing operations of the restaurants on the Properties prior to 1999. The Partnership sold the Property in Belding, Michigan in March 2000 and sold the Property in West Lebanon, New Hampshire in January 2002.

         For the years ended December 31, 2001, 2000, and 1999, the Partnership earned $91,084, $72,214, and $91,829, respectively, in contingent rental income. The increase in contingent rental income during 2001, as compared to 2000, was primarily attributable to an increase in the gross sales of certain restaurant Properties requiring the payment of contingent rental income. The decrease in contingent rental income during 2000, as compared to 1999, was partially attributable to (i) the fact that the Partnership sold several Properties, whose leases required the payment of contingent rental income and (ii) a decrease in gross sales of certain restaurant Properties requiring the payment of contingent rental income.

         During the year ended December 31, 2001, the Partnership recognized lease termination income of $13,373 due to the fact that the lease for the Property in Livingston, Texas, which was scheduled to expire in 2002, was terminated by the Partnership and the tenant. The Partnership re-leased this Property to a new tenant with terms substantially the same as the Partnership's other leases. No such lease termination income was recognized during the years ended December 31, 2000 and 1999.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $104,513, $155,098, and $193,571, respectively, in interest and other income. The decrease in interest and other income during 2001 and 2000, each as compared to the previous year, was primarily attributable to the Partnership collecting the outstanding balances of the mortgage notes relating to the sale of the Property in Myrtle Beach, South Carolina, during 2001 and to the sale of the Property in St. Cloud, Florida, during 1999, as described in "Capital Resources."

         In addition, for the years ended December 31, 2001, 2000, and 1999, the Partnership earned $157,935, $151,430, and $337,698, respectively, attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures was higher during 2001 due to the fact that the Partnership and CNL Income Fund II, Ltd., as tenants-in-common re-leased the Property in Mesa, Arizona to a new tenant. During 2000, the tenant of the Property in Mesa, Arizona, in which the Partnership owns an approximate 42% interest, filed for bankruptcy and rejected its lease. As a result, the tenant ceased making rental payments. In conjunction with the rejected lease, the Partnership reversed approximately $31,500 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The decrease in net income earned by these joint ventures during 2000 as compared to 1999 was primarily attributable to the fact that Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its Property during 1999. During 2000, the Partnership and its joint venture partners dissolved this joint venture.

         During the year ended December 31, 2001, two lessees of the Partnership, Golden Corral Corporation and Slaymaker Group, Inc., each contributed more than 10% of the Partnership's total rental, earned, and mortgage interest income (including the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Golden Corral Corporation was the lessee under a lease relating to one Property and Slaymaker Group, Inc. was the lessee under a lease relating to one Property. It is anticipated that, based on the minimum rental payments required by the leases, Slaymaker Group, Inc. will continue to contribute more than 10% of the Partnership's total rental and earned income during 2002. In addition, three Restaurant Chains, Golden Corral, Taco Bell, and Tony Roma's Famous for Ribs Restaurants, each accounted for more than 10% of the Partnership's total rental, earned, and mortgage interest income during 2001 (including the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation, amortization expense and provisions for write-down of assets were $790,542, $731,464, and $917,111, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses during 2001, and the decrease during 2000, each as compared to the previous year, was primarily due to the fact that the Partnership recorded provisions for write-down of assets of $291,369, $109,919, and $169,482 during the years ended December 31,2001, 2000, and 1999, respectively, relating to Properties which became vacant and which the Partnership had not successfully re-leased. The provisions represented the difference between the net carrying value at December 31, 2001, 2000 and 1999, and their current estimated net realizable values. In addition, as of September 30, 2000, the Partnership established a provision for write-down of assets of $32,454 relating to the October 2000 acquisition of CNL/Longacre Joint Venture, as described in "Capital Resources." The provision represented the difference between the net carrying value of the joint venture and the estimated net realizable value of the joint venture.

         In addition, during the year ended December 31, 1999, the Partnership recorded an additional provision for write-down of assets in the amount of
$138,828  relating  to  the  Property  in  Belding,   Michigan.   The  provision
represented the difference between the carrying value of the Property at December 31, 1999, and the net sales proceeds received from the sale of the Property to a third party in March 2000.

         The increase in operating expenses during 2001 and the decrease in operating expenses during 2000, each as compared to the previous year, was partially offset by the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes as a result of tenant defaults under the terms of the lease agreements for the Properties in Belding, Michigan; Daleville, Indiana, and West Lebanon, New Hampshire. In March 2000, the Partnership sold its Property in Belding, Michigan to an unrelated third party. In March 2001, the Partnership sold the Property in Daleville, Indiana and in January 2002, the Partnership sold the Property in West Lebanon, New Hampshire. The Partnership did not incur any additional expenses relating to these Properties after the sale of the Property occurred.

         Operating expenses were lower during 2000 as compared to the previous year, primarily due to the fact that the Partnership incurred $24,443 and $125,291 during 2000 and 1999, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger."

         In addition, the decrease during 2000, as compared to 1999, was partially due to a decrease in depreciation expense due to the sale of one Property in 2000 and the sales of several Properties during 1999. The decrease in operating expenses during 2000, as compared to 1999 was partially offset by the fact that CNL/Longacre Joint Venture, the Partnership's consolidated joint venture during 2000, paid $60,000 as settlement for a lawsuit against the consolidated joint venture. Even though the Partnership and CNL/Longacre Joint Venture believed there was no merit to the lawsuit, they elected to pay a settlement to avoid incurring legal fees to defend this lawsuit. The joint venture also incurred additional fees during 2000 related to the settlement of the lawsuit. The Partnership and CNL/Longacre Joint Venture do not anticipate incurring additional costs relating to this lawsuit.

         In connection with the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida during 1995 and 1996, respectively, as described above in "Capital Resources," the Partnership recognized a gain of $136,036, $1,269, and $182,563, for the years ended December 31, 2001, 2000 and 1999, respectively. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recorded the sales using the installment sales method. As such, the gains on the sales were deferred and were being recognized as income proportionately as payments under the mortgage notes were collected. The gain recognized during 2001 and 1999, was higher than the gain recognized during 2000 due to the fact that during 2001 and 1999, respectively, the Partnership collected the outstanding balances relating to the promissory notes collateralized by the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, as described above in "Capital Resources," which resulted in the recognition of the remaining deferred gains on these Properties.

         As a result of the sales of several Properties and the dissolution of CNL/Longacre Joint Venture as described above in "Capital Resources," the Partnership recognized gains totaling $35,094, $9,763, and $213,503 during 2001, 2000 and 1999, respectively. In addition, as a result of the sale of the Partnership's interest in Duluth Joint Venture the Partnership recognized a gain of $13,819 during 2000.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                     Page

Report of Independent Certified Public Accountants                    19

Financial Statements:

     Balance Sheets                                                   20

     Statements of Income                                             21

     Statements of Partners' Capital                                  22

     Statements of Cash Flows                                      23-24

     Notes to Financial Statements                                 25-41

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund V, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                              2001                     2000
                                                                       -------------------      -------------------
                          ASSETS

Land and buildings on operating leases, net                                   $ 8,430,534              $ 8,767,623
Net investment in direct financing leases                                       1,228,690                1,627,873
Investment in joint ventures                                                    1,930,836                1,939,860
Mortgage note receivable, less deferred gain                                           --                  868,713
Cash and cash equivalents                                                         313,783                1,137,958
Receivables, less allowance for doubtful accounts of
     $35,317 and $134,799, respectively
                                                                                   48,718                  139,772
Due from related parties                                                               32                   11,409
Accrued rental income                                                             349,296                  352,238
Other assets                                                                        4,165                    2,810
                                                                       -------------------      -------------------

                                                                             $ 12,306,054             $ 14,848,256
                                                                       ===================      ===================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                               $   10,873               $   34,182
Accrued and escrowed real estate taxes payable                                      9,496                    7,012
Distributions payable                                                             430,258                  437,500
Due to related parties                                                            118,585                  107,135
Rents paid in advance                                                               4,583                    5,109
                                                                       -------------------      -------------------
       Total liabilities                                                          573,795                  590,938

Partners' capital                                                              11,732,259               14,257,318
                                                                       -------------------      -------------------

                                                                             $ 12,306,054             $ 14,848,256
                                                                       ===================      ===================


                See accompanying notes to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                              2001                 2000              1999
                                                                         ----------------    -----------------  ----------------

Revenues:
     Rental income from operating leases                                    $  1,059,588         $  1,068,679      $  1,077,199
     Earned income from direct financing leases                                  138,892              183,044           177,851
     Contingent rental income                                                     91,084               72,214            91,829
     Lease termination income                                                     13,373                   --                --
     Interest and other income                                                   104,513              155,098           193,571
                                                                         ----------------    -----------------  ----------------
                                                                               1,407,450            1,479,035         1,540,450
                                                                         ----------------    -----------------  ----------------
Expenses:
     General operating and administrative                                        201,258              222,866           150,715
     Professional services                                                        49,795               74,222            48,751
     Real estate taxes                                                            17,730               30,934            33,857
     State and other taxes                                                           545                7,381             6,927
     Depreciation                                                                229,845              229,245           243,260
     Provision for write-down of assets                                          291,369              142,373           308,310
     Transaction costs                                                                --               24,443           125,291
                                                                         ----------------    -----------------  ----------------
                                                                                 790,542              731,464           917,111
                                                                         ----------------    -----------------  ----------------

Income Before Gain on Sale of Assets, Minority Interest in Loss of
     Consolidated Joint Venture and Equity in Earnings of
     Unconsolidated Joint Ventures                                               616,908              747,571           623,339

Gain on Sale of Assets                                                           171,130               24,851           396,066

Minority Interest in Loss of Consolidated Joint Venture                               --               45,718            78,543

Equity in Earnings of Unconsolidated Joint Ventures                              157,935              151,430           337,698
                                                                         ----------------    -----------------  ----------------

Net Income                                                                   $   945,973          $   969,570      $  1,435,646
                                                                         ================    =================  ================

Allocation of Net Income
     General partners                                                           $     --             $     --        $   10,296
     Limited partners                                                            945,973              969,570         1,425,350
                                                                         ----------------    -----------------  ----------------

                                                                             $   945,973          $   969,570      $  1,435,646
                                                                         ================    =================  ================

Net Income Per Limited Partner Unit                                           $    18.92           $    19.39        $    28.51
                                                                         ================    =================  ================

Weighted Average Number of Limited Partner Units Outstanding                      50,000               50,000            50,000
                                                                         ================    =================  ================

                See accompanying notes to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999


                                         General Partners                                                    Limited Partners
                               --------------------------------------  -----------------   --------------------------------------
                                                      Accumulated                                               Accumulated
                                 Contributions         Earnings         Contributions       Distributions         Earnings
                               ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1998          $    343,200        $   160,530       $  25,000,000      $ (23,606,567 )     $  17,194,939

    Distributions to limited
       partners ($40.00 per
       limited partner  unit)                 --                 --                  --         (2,000,000 )                --
    Net income                                --             10,296                  --                 --           1,425,350
                               ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 1999               343,200            170,826          25,000,000        (25,606,567 )        18,620,289

    Distributions to limited
       partners ($47.50 per
       limited partner  unit)                 --                 --                  --         (2,375,000 )                --
    Net income                                --                 --                  --                 --             969,570
                               -----------------   ----------------   -----------------      --------------      --------------

Balance, December 31, 2000               343,200            170,826          25,000,000        (27,981,567 )        19,589,859

    Distributions to limited
partners ($69.42 per
       limited partner  unit)                 --                 --            (413,848 )       (3,057,184 )                --
    Net income                                --                 --                  --                 --             945,973
                               ------------------   ----------------    ----------------   -----------------  ----------------

Balance, December 31, 2001          $    343,200        $   170,826       $  24,586,152      $ (31,038,751 )     $  20,535,832
                               ==================   ================   =================   ================   =================


                See accompanying notes to financial statements.

-----------------------------------
  Syndication
     Costs            Total
 --------------   --------------

  $ (2,865,000 )    $16,227,102



            --       (2,000,000 )
            --        1,435,646
 --------------   --------------

    (2,865,000 )     15,662,748



            --       (2,375,000 )
            --          969,570
------------------ ----------------

    (2,865,000 )     14,257,318



            --       (3,471,032 )
            --          945,973
 --------------   --------------

 $ (2,865,000 )    $11,732,259
===============   ==============

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS




                                                                          Year Ended December 31,
                                                                    2001                2000              1999
                                                               ----------------    ---------------   ----------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
   Cash received from tenants                                     $  1,427,463        $ 1,222,630        $ 1,353,143
   Distributions from unconsolidated joint ventures                    166,659            189,895            214,838
   Cash paid for expenses                                             (282,575 )         (647,634 )         (168,342 )
   Interest received                                                    53,985            139,182            195,926
                                                               ----------------    ---------------   ----------------
       Net cash provided by operating activities                     1,365,532            904,073          1,595,565
                                                               ----------------    ---------------   ----------------

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                        300,386            126,947          1,113,759
   Additions to land and buildings on operating leases                      --            (20,000 )               --
   Liquidating distribution from joint venture                              --            662,195                 --
   Investment in joint ventures                                             --            (91,851 )         (129,978 )
   Collections on mortgage notes receivable                            987,881              9,215          1,052,885
                                                               ----------------    ---------------   ----------------
       Net cash provided by investing activities                     1,288,267            686,506          2,036,666
                                                               ----------------    ---------------   ----------------

Cash Flows from Financing Activities:
   Distributions to limited partners                                (3,478,274 )       (2,437,500 )       (2,000,000 )
                                                               ----------------    ---------------   ----------------
       Net cash used in financing activities                        (3,478,274 )       (2,437,500 )       (2,000,000 )
                                                               ----------------    ---------------   ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (824,475 )         (846,921 )        1,632,231

Cash and Cash Equivalents at Beginning of Year                       1,137,958          1,984,879            352,648
                                                               ----------------    ---------------   ----------------

Cash and Cash Equivalents at End of Year                           $   313,483        $ 1,137,958        $ 1,984,879
                                                               ================    ===============   ================


                 See accompanying notes to financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

   Net Income                                                         $ 945,973          $ 969,570        $1,435,646
                                                                 ---------------    ---------------    --------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                      229,845            229,245           243,260
      Minority interest in loss of consolidated joint
         venture                                                             --            (45,718 )         (78,543 )
      Equity in earnings of unconsolidated joint
         ventures, net of distributions                                   9,024             38,465          (122,860 )
      Gain on sale of assets                                           (171,130 )          (24,851 )        (396,066 )
      Provisions for write-down of assets                               291,369            142,373           308,310
      Decrease in net investment in direct financing
         leases                                                          27,765             43,093            38,000
      Decrease (increase) in accrued interest on mortgage
         note receivable                                                 16,866             (8,350 )           9,429
      Decrease (increase) in receivables                                102,431            (95,673 )          31,982
      Decrease (increase) in other assets                                (1,355 )            1,648            (2,586 )
      Increase in accrued rental income                                 (65,305 )          (52,148 )         (60,127 )
      Increase (decrease) in accounts payable and
         escrowed real estate taxes payable                             (20,825 )          (45,865 )          67,770
      Increase (decrease) in due to related parties                       1,700           (246,731 )         121,368
      Decrease in rents paid in advance and deposits                       (526 )             (985 )             (18 )
                                                                 ---------------    ---------------    --------------

           Total adjustments                                            419,859            (65,497 )         159,919
                                                                 ---------------    ---------------    --------------

    Net Cash Provided by Operating Activities                        $1,365,832          $ 904,073        $1,595,565
                                                                 ===============    ===============    ==============

    Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

      Deferred real estate disposition fees incurred
         and unpaid at end of year                                    $   9,750          $   4,050            $   --
                                                                 ===============    ===============    ==============

      Distributions declared and unpaid at
         December 31                                                  $ 430,258          $ 437,500         $ 500,000
                                                                 ===============    ===============    ==============
                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income are considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         The Partnership accounts for its interest in Cocoa Joint Venture, RTO Joint Venture, and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates of the general partners, using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Reclassification   -  Certain  items  in  the  prior  years'  financial
         statements have been reclassified to conform to 2001 presentation. These classifications had no effect on partners capital or net income.

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

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


2.       Leases:
         ------

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases generally are classified as operating leases; however, some leases have been classified as direct financing leases. Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                             2001                 2000
                                                      --------------------   ----------------
                 Land                                        $  4,352,375       $  4,456,489
                 Buildings                                      6,384,202          6,427,703
                                                      --------------------   ----------------

                                                               10,736,577         10,884,192

                 Less accumulated depreciation                 (2,306,043 )       (2,116,569 )
                                                      --------------------   ----------------

                                                             $  8,430,534       $  8,767,623
                                                      ====================   ================

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner and became the sole owner of the property in West Lebanon, New Hampshire (see Note
         5).

         In March 2000, the Partnership sold the property in Belding, Michigan for $135,000 and received net sales proceeds of approximately $126,900. Due to the fact that the Partnership had recorded a provision for write-down of assets in previous years, no gain on the sale was recorded during 2000. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,050 (see Note 10).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In March 2001, the Partnership sold its property in Daleville, Indiana, to a third party for $325,000 and received net sales proceeds of $300,386 resulting in a gain of $35,096. The Partnership had previously recorded provisions for write-down of assets of relating to this property due to the fact that the tenant terminated the lease with the Partnership. The provision represents the difference between the carrying value of the property at December 31, 2000 and the net sales proceeds received from the anticipated sale in 2001. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750 (see Note 10).

         During the year ended December 31, 2001, the Partnership established a provision for write-down of assets in the amount of $156,644, relating to its property in Huron, Ohio. The tenant for this property terminated its lease due to financial difficulties. The provision represented the difference between the net carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value of the property.

         In addition, during the year ended December 31, 2001, the Partnership established a provision for write-down of assets in the amount of $134,726 relating to its property in Lawrenceville, Georgia. The tenant for this property experienced financial difficulties and ceased making rental payments to the Partnership. The provision represented the difference between the net carrying value of the property, including the accumulated accrued rental income balance, and the general partners' estimated net realizable value of the property.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                         2002                                  $ 941,636
                         2003                                    976,847
                         2004                                    984,917
                         2005                                    862,799
                         2006                                    865,549
                         Thereafter                            5,555,182
                                                        -----------------
                                                             $10,186,930
                                                        =================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant gross sales.

4.       Net Investment Direct Financing Leases:
         --------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                2001                2000
                                             --------------     ------------

                Minimum lease payments
                     receivable                $ 2,184,590      $ 2,817,960
                Estimated residual values          425,049          566,502
                Less unearned income            (1,380,949 )     (1,756,589 )
                                             --------------     ------------

                Net investment in direct
                     financing leases          $ 1,228,690      $ 1,627,873
                                             ==============     ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                        2002                                     $ 164,506
                        2003                                       164,506
                        2004                                       164,506
                        2005                                       164,506
                        2006                                       164,506
                        Thereafter                               1,362,059
                                                           ----------------

                                                                $2,184,589
                                                           ================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment Direct Financing Leases - Continued:
         --------------------------------------------------

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During 2001, the tenant of the Denny's property in Huron, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on reclassification was recorded.

5.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2001, the Partnership had a 43%, and a 53.12%, interest in the profits and losses of Cocoa Joint Venture, and RTO Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In addition, the Partnership owns a property in each of Mesa, Arizona and Vancouver, Washington, as tenants-in-common with affiliates of the general partners. As of December 31, 2001, the Partnership owned a 42.09% and a 27.78% interest in the properties, respectively.

         In June 1999, Halls Joint Venture, in which the Partnership owned a 48.9% interest, sold its property to the tenant in accordance with the purchase option under the lease agreement for $891,915. This resulted in a gain to the joint venture of approximately $239,300. During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. No gain or loss was recorded relating to the liquidation.

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XIV, Ltd., and CNL Income Fund XV, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant property. During 2000, the Partnership contributed $91,851 to Duluth Joint Venture to purchase the land for construction costs. In October 2000, the Partnership sold its 12% interest to CNL Income Fund VII, Ltd., an affiliate of the general partners for $221,830 resulting in a gain of $13,819.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement. At September 30, 2000, the Partnership had recorded a provision for write-down of assets of $32,454, which represented the difference between the net carrying value of the joint venture and the estimated net realizable value of the joint venture. In October, the Partnership liquidated the joint venture and realized a gain of $9,763.

         Cocoa Joint Venture, RTO Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                                2001           2000
                                                             --------------   -----------
              Land and buildings on operating leases, net      $ 3,442,881     $4,077,033
              Net investment in direct financing lease           1,353,032        799,018
              Cash                                                   4,484         15,476
              Receivables                                            3,897         14,624
              Accrued rental income                                179,923        127,265
              Other assets                                           1,239            422
              Liabilities                                           30,651         49,512
              Partners' capital                                  4,954,805      4,984,326
              Revenues                                             485,699        478,610
              Net income                                           399,190        387,305

         The Partnership recognized income totaling $157,935, $151,430, and $337,698, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

6.       Mortgage Notes Receivable:
         -------------------------

         In connection with the sale of its property in Myrtle Beach, South Carolina during 1995, the Partnership accepted a promissory note in the principal sum of $1,040,000, collateralized by a mortgage on the property. The promissory note bore interest at 10.25% per annum and was being collected in 59 equal monthly installments of $9,319,

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Mortgage Notes Receivable - Continued:
         -------------------------------------

         including interest. As a result of this sale being accounted for using the installment sales method for financial reporting purposes as required by Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership recognized a gain of $136,036, $1,269, and $1,255, during the years ended December 31, 2001, 2000, and 1999, respectively. In February 2001, the Partnership received a balloon payment of $999,083 which included the outstanding principal balance and $12,084 of accrued interest.

7.       Receivables:
         -----------

         In June 1997, the Partnership terminated the leases with the tenant of the properties in Connorsville and Richmond, Indiana. In connection therewith, the Partnership accepted a promissory note from the former tenant for $35,297 for amounts relating to past due real estate taxes. During 2001, the Partnership collected the outstanding balance relating to this note.

8.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Allocations and Distributions - Continued:
         -----------------------------------------

         sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to an amount sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $3,471,032, $2,375,000, and $2,000,000, respectively. Distributions for the year ended December 31, 2001 included $1,750,000 in a special distribution as a result of the distribution of the net sales proceeds from the sale of the property in Daleville, Indiana and the distribution of the amounts collected from the promissory notes relating to the 1995 sale of the property in Myrtle Beach, South Carolina and the 1996 sale of the property in St. Cloud, Florida. The special distribution in 2001 was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $1,336,152 was applied towards the 10% Preferred Return, on a cummulative basis, and the balance of $413,848 was

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Allocations and Distributions - Continued:
         -----------------------------------------

         treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. Distributions for the year ended December 31, 2000 included a special distribution of $500,000 as a result of the distribution of net sales proceeds from the sale of the properties in Belding, Michigan; Halls, Tennessee; Ithaca, New York and St. Cloud, Florida. These amounts were applied toward the limited partners' 10% Preferred Return. No distributions have been made to the general partners to date.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2001             2000              1999
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes              $  945,973       $  969,570       $ 1,435,646

          Depreciation for tax reporting purposes in excess
               of depreciation for financial reporting
               purposes                                               (12,688 )        (31,908 )         (35,961 )

          Gain on disposition of assets for financial
               reporting purposes in excess of gain for tax
               reporting purposes                                    (158,699 )       (377,255 )         (13,664 )

          Provision for write-down of assets                          291,369          142,373           308,310

          Direct financing leases recorded as operating
               leases for tax reporting purposes                       30,452           43,093            37,999

          Equity in earning of unconsolidated joint ventures for
               tax reporting purposes (less than) in excess of
               equity in earnings of unconsolidated joint
               ventures for financial reporting purposes              (32,904 )          4,135             4,201

          Capitalization (deduction) of transaction costs
               for tax reporting purposes                                  --         (139,935 )         125,291

          Allowance for doubtful accounts                             (99,481 )        (18,951 )          12,245

          Accrued rental income                                       (65,304 )        (52,148 )         (60,127 )

          Capitalization of administrative expenses for tax
               reporting purposes                                          --              255                --

          Rents paid in advance                                          (526 )           (985 )             (18 )

          Minority interest in temporary differences of
               consolidated joint venture                                  --            2,620           (55,146 )

          Other                                                        (2,686 )         (8,745 )              --
                                                                --------------   --------------   ------------------

          Net income for federal income tax purposes               $  895,506       $  532,119       $ 1,758,776
                                                                ==============   ==============   ==================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc. a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

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

         The Advisor of the Partnership is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2001 and 2000, the Partnership incurred deferred, subordinated real estate disposition fees of $9,750 and $4,050, respectively, as the result of the sales of properties during 2001 and 2000. No deferred, subordinated real disposition fee was incurred for the year

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Related Party Transactions - Continued:
         --------------------------------------

         ended December 31, 1999 due to the reinvestment of net sales proceeds in additional properties.

         During the years ended December 31, 2001, 2000, and 1999, the Advisor and its affiliates of the general partners, provided accounting and administrative services to the Partnership on a day-to-day basis including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $140,658, $83,476, and $97,136, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                         2001                 2000
                                                                   -----------------    ------------------
               Due to the Advisor and its affiliates:
                    Accounting and administrative  services
                                                                          $   4,885             $   3,185
                    Deferred, subordinated real estate
                    disposition fee                                         113,700               103,950
                                                                   -----------------    ------------------

                                                                          $ 118,585             $ 107,135
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

                                         2001          2000          1999
                                      -----------   -----------   -----------

         Slaymaker Group, Inc.          $181,387     $ 182,817     $ 184,082
         Golden Corral Corporation       163,831       195,511       195,511

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

                                                 2001        2000       1999
                                               ----------  ---------- ---------

              Golden Corral Family Steakhouse
                                                $192,721    $195,511  $195,511
              Taco Bell                          186,453     173,908   184,260
              Tony Roma's                        181,387     182,817   184,082

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


12.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

       2001 Quarter              First              Second              Third             Fourth              Year
  -----------------------   ----------------    ---------------    ----------------    -------------     ----------------
  Revenues (1)                   $  421,535          $ 371,601           $ 383,613         $388,636          $ 1,565,385
  Net income                        430,209            152,796             214,166          148,802              945,973
  Net income per
      limited partner
      unit                             8.60               3.06                4.28             2.98                18.92

    2000 Quarter                 First              Second              Third             Fourth              Year
  -----------------------   ----------------    ---------------    ----------------    -------------     ----------------

  Revenues (1)                    $ 392,366          $ 412,299           $ 427,220         $444,298          $ 1,676,183
  Net income                        218,805            277,142             179,505          294,118              969,570
  Net income per
      limited partner
      unit                             4.33               5.49                3.57             6.00                19.39

         (1) Revenues include equity in earnings of unconsolidated joint ventures and minority interest in loss of consolidated joint venture.

13.      Subsequent Events:
         ----------------

         In January 2002, the Partnership sold its Properties in Huron, Ohio and West Lebanon, New Hampshire to unrelated third parties for $210,000 and $675,000, respectively, and received net sales proceeds of approximately $202,000 and $634,300, respectively (see Note 3). In January 2002, the Partnership recorded a gain of approximately $122,000 relating to the sale of the property in West Lebanon, New Hampshire.
         Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded in 2002 relating to the property in Huron, Ohio.

         In addition, in January 2002, the Partnership sold its Property in Bountiful, Utah to the tenant in accordance with the option under the lease for $1,046,000 and received net sales proceeds of $1,008,600, resulting in a gain of $449,700 (see Note 3).

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2001
----------------------------------     --------------------------------------      ------------------------------
Reimbursement to affiliates            Operating  expenses are reimbursed at       Accounting   and
for operating expenses                 the  lower  of  cost  or  90%  of the       administra-tive     services:
                                       prevailing  rate at which  comparable       $140,658
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual, subordinated                   One  percent  of  the  sum  of  gross       $-0-
management fee to affiliates           operating  revenues  from  Properties
                        `              wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer, subordinated to certain
                                       minimum returns to the Limited
                                       Partners. The management fee will
                                       not exceed competitive fees for
                                       comparable   services.   Due  to  the
                                       fact    that     these    fees    are
                                       noncumulative    if    the    Limited
                                       Partners  do not  receive  their  10%
                                       Preferred Return in any particular
                                       year, no management  fees will be due
                                       or payable for such year.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $9,750
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent of the sales price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property is sold and the net sales
                                       proceeds are distributed.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

                  10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                           Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

                  (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2002.

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 22, 2002
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 22, 2002
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


                                                       Additions                           Deductions
                                           ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1999        Allowance for
                 doubtful
                 accounts (a)         $ 141,505          $    --        $   13,070 (b)       $   --          $   825     $ 153,750
----------                        ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                 doubtful
                 accounts (a)         $ 153,750          $    --        $   47,400 (b)       $   --         $ 66,351     $ 134,799
----------                        ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                 doubtful
                 accounts (a)         $ 134,799          $    --        $   35,317 (b)    $ 134,799 (c)       $   --      $ 35,317
----------                        ==============  ===============  ================    =============     ============  ============


(a)      deducted from receivables on the balance sheet.

(b)      reduction of rental and other income.

(c)      amounts written off as uncollectible.

                           CNL INCOME FUND V, LTD.
                    (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 2001

                                                                             Costs Capitalized
                                                                               Subsequent To
                                                      Initial Cost              Acquisition
                                                -------------------------  --------------------
                                 Encum-                      Buildings and Improve-    Carrying
                                 brances           Land       Improvements   ments      Costs
                                ----------      -----------  ------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Connorsville, Indiana         -             $279,665             -    $591,137         -
      South Haven, Michigan         -              120,847       599,339     120,363         -

    Burger King Restaurant:
      Lawrenceville, Georgia (l)    -              482,071             -     368,415         -

    Captain D's Restaurant:
      Belleville, Illinois          -              186,050       383,781           -         -

    Denny's Restaurant:
      New Castle, Indiana           -              117,394       471,340           -         -
      Huron, Ohio                   -               21,448       193,325

    Golden Corral Family
      Steakhouse Restaurants:
          Livingston, Texas         -              156,382       429,107           -         -
          Victoria, Texas           -              504,787       742,216           -         -

    IHOP:
        Houston, Texas              -              513,384       671,713           -         -

    Pizza Hut Restaurant:
        Mexia, Texas                -              237,944       200,501           -         -

    Taco Bell Restaurants:
      Bountiful, Utah               -              330,164             -     319,511         -
      Centralia, Washington         -              215,302             -     378,836         -

    Tony Romas:
      Sandy, Utah                   -              595,330             -           -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Tampa, Florida            -              336,216       462,401           -         -

    Other:
        West Lebanon, New Hampshire -g) (k)        255,389             -     518,697         -
                                                -----------  ------------  ----------  --------

                                                $4,352,373    $4,153,723   $2,296,959        -
                                                ===========  ============  ==========  ========




                                                                                     Costs Capitalized
                                                                                     Subsequent To
                                                           Initial Cost              Acquisition
                                                -------------------------  --------------------
                                 Encum-                      Building and  Improve-    Carrying
                                 brances           Land       Improvements   ments      Costs
                                ----------      -----------  ------------  ----------  --------
Property of Joint Venture in
  Which the Partnership has a
  43% Interest and has
  Invested in Under an
  Operating Lease:

  Waffle House Restaurant:
        Cocoa, Florida              -             $183,229      $192,857           -         -
                                                ===========  ============  ==========  ========

Property in Which the
  Partnership has a 42.09%
  Interest as Tenants-in-Common
  and has Invested in Under an
  Operating Lease:

    Del Taco Restaurant:
        Mesa, Arizona (j)           -             $440,842             -           -         -
                                                ===========  ============  ==========  ========

Property in Which the
  Partnership has a 27.78%
  Interest as Tenants-in-Common
  and has Invested in Under an
  Operating Lease:

  Chevy's Fresh Mex Restaurant:
        Vancouver, Washington       -             $875,659    $1,389,366           -         -
                                                ===========  ============  ==========  ========

Property of Joint Venture in Which
   the Partnership has a 53.12%
   Interest and has Invested in
   Under an Operating Lease:

   Ruby Tuesday's Restaurant:
        Orlando, Florida            -             $623,496             -           -         -
                                                ===========  ============  ==========  ========




                                                                             Costs Capitalized
                                                                                Subsequent to
                                                       Initial Cost              Acquisition
                                                -------------------------  --------------------
                                 Encum-                      Building and  Improve-    Carrying
                                 brances           Land       Improvements   ments      Costs
                                ----------      -----------  ------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Captain D's Restaurant
        Zanesville, Ohio            -              $99,651      $390,518           -         -

    Tony Romas:
        Sandy, Utah                 -                    -       911,072           -         -
                                                -----------  ------------  ----------  --------

                                                   $99,651    $1,301,590           -         -
                                                ===========  ============  ==========  ========


Property of Joint Venture
    in Which the Partnership
    has a 53.12% Interest and
    has Invested in Under a
    Direct Financing Lease:

 Ruby Tuesday's Restaurant:
      Orlando, Florida              -                    -      $820,202           -         -
                                                ===========  ============  ==========  ========

Property in Which the Partnership
   has a 42.09% Interest as
   Tenants-in-Common and has
   Invested in Under a
    Direct Financing Lease:

    Del Taco Restaurant:
        Mesa, Arizona (j)           -                    -      $650,622           -         -
                                                ===========  ============  ==========  ========





   Net Cost Basis at Which                                                 Life on Which
   Carried at Close of Period (c)                                         Depreciation in
----------------------------------------                Date               Latest Income
               Buildings and              Accumulated  of Con-   Date      Statement is
    Land       Improvements    Total      Depreciation structionAcquired     Computed
-------------  ------------  -----------  -----------  -------  -------    ------------





    $279,665      $591,137     $870,802     $216,811    1989    03/89          (b)
     120,847       719,702      840,549      213,644    1989    03/89          (i)


     482,071       301,937      784,008      153,185    1989    04/89          (b)


     186,050       383,781      569,831      163,640    1988    03/89          (b)


     117,394       471,340      588,734      150,279    1989    02/89          (h)
      21,448       193,325      214,773       13,347    1971    05/89          (l)



     156,382       429,107      585,489      176,409    1986    09/89          (b)
     504,787       742,216    1,247,003      297,738    1989    12/89          (b)


     513,384       671,713    1,185,097       91,739    1997    11/97          (b)


     237,944       200,501      438,445       85,213    1985    03/89          (b)


     330,164       319,511      649,675      131,798    1989    05/89          (b)
     215,302       378,836      594,138      152,587    1989    08/89          (b)


     595,330            (f)     595,330           (d)   1997    12/97          (d)



     336,216       462,401      798,617      197,805    1987    02/89          (b)


     255,389       518,697      774,086      261,848    1989    03/89          (b)
-------------  ------------  -----------  -----------

  $4,352,373    $6,384,204   $10,736,577  $2,306,043
=============  ============  ===========  ===========












 Net Cost Basis at Which                                                  Life on Which
 Carried at Close of Period (c)                                          Depreciation in
----------------------------------------                Date               Latest Income
               Building and               Accumulated  of Con-   Date      Statement is
    Land       Improvements    Total      Depreciation structionAcquired     Computed
-------------  ------------  -----------  -----------  -------  -------    ------------






    $183,229      $192,857     $376,086      $77,193    1986    12/89          (b)
=============  ============  ===========  ===========







    $440,842            (f)    $440,842           (d)   1997    10/97          (d)
=============                ===========







    $875,659    $1,389,366   $2,265,025     $185,375    1994    12/97          (b)
=============  ============  ===========  ===========







    $623,496            (f)    $623,496           (d)   1998    05/98          (d)
=============                ===========













  Net Cost Basis at Which                                                  Life on Which
  Carried at Close of Period (c)                                          Depreciation In
----------------------------------------                Date               Latest Income
               Building and               Accumulated  of Con-   Date      Statement is
    Land       Improvements    Total      Depreciation structionAcquired     Computed
-------------  ------------  -----------  -----------  -------  -------    ------------





          (f)           (f)          (f)          (e)   1988    03/89          (e)


           -            (f)          (f)          (d)   1997    12/97          (d)










           -            (f)          (f)          (d)   1998    05/98          (d)







           -            (f)          (f)          (d)   1997    10/97          (d)


                           CNL INCOME FUND V, LTD.
                    (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             December 31, 2001

                                                                             Costs Capitalized
                                                                               Subsequent To
                                                      Initial Cost              Acquisition
                                                -------------------------  --------------------
                                 Encum-                      Buildings and Improve-    Carrying
                                 brances           Land       Improvements   ments      Costs
                                ----------      -----------  ------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Connorsville, Indiana         -             $279,665             -    $591,137         -
      South Haven, Michigan         -              120,847       599,339     120,363         -

    Burger King Restaurant:
      Lawrenceville, Georgia (l)    -              482,071             -     368,415         -

    Captain D's Restaurant:
      Belleville, Illinois          -              186,050       383,781           -         -

    Denny's Restaurant:
      New Castle, Indiana           -              117,394       471,340           -         -
      Huron, Ohio                   -               21,448       193,325

    Golden Corral Family
      Steakhouse Restaurants:
          Livingston, Texas         -              156,382       429,107           -         -
          Victoria, Texas           -              504,787       742,216           -         -

    IHOP:
        Houston, Texas              -              513,384       671,713           -         -

    Pizza Hut Restaurant:
        Mexia, Texas                -              237,944       200,501           -         -

    Taco Bell Restaurants:
      Bountiful, Utah               -              330,164             -     319,511         -
      Centralia, Washington         -              215,302             -     378,836         -

    Tony Romas:
      Sandy, Utah                   -              595,330             -           -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Tampa, Florida            -              336,216       462,401           -         -

    Other:
        West Lebanon, New Hampshire -g) (k)        255,389             -     518,697         -
                                                -----------  ------------  ----------  --------

                                                $4,352,373    $4,153,723   $2,296,959        -
                                                ===========  ============  ==========  ========




                                                                                     Costs Capitalized
                                                                                     Subsequent To
                                                           Initial Cost              Acquisition
                                                -------------------------  --------------------
                                 Encum-                      Building and  Improve-    Carrying
                                 brances           Land       Improvements   ments      Costs
                                ----------      -----------  ------------  ----------  --------
Property of Joint Venture in
  Which the Partnership has a
  43% Interest and has
  Invested in Under an
  Operating Lease:

  Waffle House Restaurant:
        Cocoa, Florida              -             $183,229      $192,857           -         -
                                                ===========  ============  ==========  ========

Property in Which the
  Partnership has a 42.09%
  Interest as Tenants-in-Common
  and has Invested in Under an
  Operating Lease:

    Del Taco Restaurant:
        Mesa, Arizona (j)           -             $440,842             -           -         -
                                                ===========  ============  ==========  ========

Property in Which the
  Partnership has a 27.78%
  Interest as Tenants-in-Common
  and has Invested in Under an
  Operating Lease:

  Chevy's Fresh Mex Restaurant:
        Vancouver, Washington       -             $875,659    $1,389,366           -         -
                                                ===========  ============  ==========  ========

Property of Joint Venture in Which
   the Partnership has a 53.12%
   Interest and has Invested in
   Under an Operating Lease:

   Ruby Tuesday's Restaurant:
        Orlando, Florida            -             $623,496             -           -         -
                                                ===========  ============  ==========  ========




                                                                             Costs Capitalized
                                                                                Subsequent to
                                                       Initial Cost              Acquisition
                                                -------------------------  --------------------
                                 Encum-                      Building and  Improve-    Carrying
                                 brances           Land       Improvements   ments      Costs
                                ----------      -----------  ------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Captain D's Restaurant
        Zanesville, Ohio            -              $99,651      $390,518           -         -

    Tony Romas:
        Sandy, Utah                 -                    -       911,072           -         -
                                                -----------  ------------  ----------  --------

                                                   $99,651    $1,301,590           -         -
                                                ===========  ============  ==========  ========


Property of Joint Venture
    in Which the Partnership
    has a 53.12% Interest and
    has Invested in Under a
    Direct Financing Lease:

 Ruby Tuesday's Restaurant:
      Orlando, Florida              -                    -      $820,202           -         -
                                                ===========  ============  ==========  ========

Property in Which the Partnership
   has a 42.09% Interest as
   Tenants-in-Common and has
   Invested in Under a
    Direct Financing Lease:

    Del Taco Restaurant:
        Mesa, Arizona (j)           -                    -      $650,622           -         -
                                                ===========  ============  ==========  ========





   Net Cost Basis at Which                                                 Life on Which
   Carried at Close of Period (c)                                         Depreciation in
----------------------------------------                Date               Latest Income
               Buildings and              Accumulated  of Con-   Date      Statement is
    Land       Improvements    Total      Depreciation structionAcquired     Computed
-------------  ------------  -----------  -----------  -------  -------    ------------





    $279,665      $591,137     $870,802     $216,811    1989    03/89          (b)
     120,847       719,702      840,549      213,644    1989    03/89          (i)


     482,071       301,937      784,008      153,185    1989    04/89          (b)


     186,050       383,781      569,831      163,640    1988    03/89          (b)


     117,394       471,340      588,734      150,279    1989    02/89          (h)
      21,448       193,325      214,773       13,347    1971    05/89          (l)



     156,382       429,107      585,489      176,409    1986    09/89          (b)
     504,787       742,216    1,247,003      297,738    1989    12/89          (b)


     513,384       671,713    1,185,097       91,739    1997    11/97          (b)


     237,944       200,501      438,445       85,213    1985    03/89          (b)


     330,164       319,511      649,675      131,798    1989    05/89          (b)
     215,302       378,836      594,138      152,587    1989    08/89          (b)


     595,330            (f)     595,330           (d)   1997    12/97          (d)



     336,216       462,401      798,617      197,805    1987    02/89          (b)


     255,389       518,697      774,086      261,848    1989    03/89          (b)
-------------  ------------  -----------  -----------

  $4,352,373    $6,384,204   $10,736,577  $2,306,043
=============  ============  ===========  ===========












 Net Cost Basis at Which                                                  Life on Which
 Carried at Close of Period (c)                                          Depreciation in
----------------------------------------                Date               Latest Income
               Building and               Accumulated  of Con-   Date      Statement is
    Land       Improvements    Total      Depreciation structionAcquired     Computed
-------------  ------------  -----------  -----------  -------  -------    ------------






    $183,229      $192,857     $376,086      $77,193    1986    12/89          (b)
=============  ============  ===========  ===========







    $440,842            (f)    $440,842           (d)   1997    10/97          (d)
=============                ===========







    $875,659    $1,389,366   $2,265,025     $185,375    1994    12/97          (b)
=============  ============  ===========  ===========







    $623,496            (f)    $623,496           (d)   1998    05/98          (d)
=============                ===========













  Net Cost Basis at Which                                                  Life on Which
  Carried at Close of Period (c)                                          Depreciation In
----------------------------------------                Date               Latest Income
               Building and               Accumulated  of Con-   Date      Statement is
    Land       Improvements    Total      Depreciation structionAcquired     Computed
-------------  ------------  -----------  -----------  -------  -------    ------------





          (f)           (f)          (f)          (e)   1988    03/89          (e)


           -            (f)          (f)          (d)   1997    12/97          (d)










           -            (f)          (f)          (d)   1998    05/98          (d)







           -            (f)          (f)          (d)   1997    10/97          (d)



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999, are summarized as follows:

                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    -------------------
              Properties the Partnership has Invested in Under
                Operating Leases:

                 Balance, December 31, 1998                                $ 12,555,884         $  1,895,755
                 Dispositions                                                (1,040,885  )          (140,629 )
                 Provision for write-down of assets                            (308,310  )                --
                 Depreciation expense                                                --              243,260
                                                                         ----------------    ----------------

                 Balance, December 31, 1999                                  11,206,689            1,998,386
                 Acquisition                                                     20,000                   --
                 Disposition                                                   (232,578  )          (111,062 )
                 Provision for write-down of assets                            (109,919  )                --
                 Depreciation expense                                                --              229,245
                                                                         ----------------    ----------------

                 Balance, December 31, 2000                                  10,884,192            2,116,569
                 Acquisition                                                    371,418                   --
                 Disposition                                                   (295,909  )           (40,371 )
                 Provision for write-down of assets                            (223,124  )                --
                 Depreciation expense                                                --              229,845
                                                                         ----------------    ----------------

                 Balance, December 31, 2001                                $ 10,736,577         $  2,306,043
                                                                         ================    ================

            Property of Joint Venture in Which the Partnership has a 43%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 1998                                     $   376,086          $    57,909
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 1999                                     376,086               64,337
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 2000                                     376,086               70,765
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 2001                                 $   376,086          $    77,193
                                                                         ================    ================



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    ----------------

             Property of Joint Venture in Which the Partnership has a 53.12%
                 Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1998                                   $     --            $     --
                   Acquisition                                                   623,496                  --
                   Depreciation expense (d)                                           --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 1999                                $   623,496            $     --
                   Depreciation (d)                                                   --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 2000                                    623,496                  --
                   Depreciation (d)                                                   --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 2001                                $   623,496            $     --
                                                                         ================    ================

             Property in Which the Partnership has a 42.09% Interest as
               Tenants-in-Common and has Invested in Under an Operating Lease:

                  Balance, December 31, 1998                                $  1,091,464         $    25,837
                  Depreciation Expense                                                --              21,687
                                                                         ----------------   -----------------

                  Balance, December 31, 1999                                   1,091,464              47,524
                  Depreciation expense                                                --              21,687
                                                                         ----------------   -----------------

                  Balance, December 31, 2000                                   1,091,464              69,211
                  Depreciation expense                                                --              14,699
                  Reclassification to direct financing lease                    (650,622 )           (83,910 )
                                                                         ----------------   -----------------

                  Balance, December 31, 2001                                 $   440,842            $     --
                                                                         ================   =================




                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property of in Which the Partnership has a 27.78% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                 $  2,265,025         $    46,436
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    2,265,025              92,749
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    2,265,025             139,062
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,265,025         $   185,375
                                                                         ================   =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and its consolidated joint venture, and the unconsolidated joint ventures for federal income tax purposes was $12,376,486 and $5,175,275, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to the land and building have been recorded as a direct financing lease. Accordingly, costs related to these components of this lease are not shown.

(g)      The  restaurant on the Property in West  Lebanon,  New  Hampshire,  was
         converted   from  a  Ponderosa   Steakhouse   restaurant  to  a  local,
         independent restaurant in 1992.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(j) During the year ended December 31, 1997, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,464. Effective September 15, 2001, the lease for this Property was re-leased, resulting in a reclassification of the building portion of the lease as a capital lease.

(k) The undepreciated cost of the Property in Lebanon, New Hampshire, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairments by recording a provision for write-down of assets in the amount of $169,482, $122,874 and $99,022 at December 31, 1999, 1998 and 1997, respectively. The impairments represented the difference between the Property's carrying value and the General Partners' estimated net realizable value of the Property at December 31, 1999, 1998 and 1997, respectively. The cost of the
         Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provisions for write-down of assets.

(l) The undepreciated cost of the Property in Lawrenceville, Georgia, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount $66,479 at December 31, 2001. The impairment represented the difference between the Property's carrying value and the General Partners' estimated net realizable value of the Property at December 31, 2001. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.