Form 10-Q
period 2002-03-31
CNL INCOME FUND V LTD
filed 2002-05-15
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

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


                             CNL Income Fund V, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                      59-2922869
-------------------------------------              --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-------------------------------------              --------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                   --------------------------


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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                 March 31,               December 31,
                                                                   2002                      2001
                                                             ------------------       -------------------
                               ASSETS

   Land and buildings on operating leases, net                     $ 7,152,263               $ 8,430,534
   Net investment in direct financing leases                         1,220,987                 1,228,690
   Investment in joint ventures                                      1,935,004                 1,930,836
   Cash and cash equivalents                                         2,079,458                   313,783
   Receivables, less allowance for doubtful accounts
       of $60,331 and $134,799, respectively                            22,677                    48,718
   Due from related party                                                   --                        32
   Accrued rental income, less allowance for doubtful
       accounts of $1,304 in 2001                                      324,284                   349,296
   Other assets                                                          6,605                     4,165
                                                             ------------------       -------------------

                                                                  $ 12,741,278              $ 12,306,054
                                                             ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                 $   11,419                $   10,873
   Real estate taxes payable                                            10,149                     9,496
   Distributions payable                                             1,512,607                   430,258
   Due to related parties                                              187,713                   118,585
   Rents paid in advance and deposits                                   24,054                     4,583
                                                             ------------------       -------------------
       Total liabilities                                             1,745,942                   573,795

   Partners' capital                                                10,995,336                11,732,259
                                                             ------------------       -------------------

                                                                  $ 12,741,278              $ 12,306,054
                                                             ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2002              2001
                                                                           ---------------    --------------
Revenues:
    Rental income from operating leases                                         $ 224,164         $ 270,471
    Earned income from direct financing leases                                     33,423            40,689
    Contingent rental income                                                       10,036                --
    Interest and other income                                                       5,659            75,069
                                                                           ---------------    --------------
                                                                                  273,282           386,229
                                                                           ---------------    --------------

Expenses:
    General operating and administrative                                           52,942            79,798
    Professional services                                                          15,392            18,281
    Real estate taxes                                                                  --             3,465
    State and other taxes                                                           4,992             2,840
    Depreciation and amortization                                                  46,731            58,072
                                                                           ---------------    --------------
                                                                                  120,057           162,456
                                                                           ---------------    --------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                                    153,225           223,773

Gain on Sale of Assets                                                            571,759           171,130

Equity in Earnings of Joint Ventures                                               50,700            35,306
                                                                           ---------------    --------------

Net Income                                                                      $ 775,684         $ 430,209
                                                                           ===============    ==============

Net Income Per Limited Partner Unit                                             $   15.51          $   8.60
                                                                           ===============    ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                                              50,000            50,000
                                                                           ===============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                           Quarter Ended           Year Ended
                                                             March 31,            December 31,
                                                               2002                   2001
                                                         ------------------     -----------------
General partners:
    Beginning balance                                          $   514,026            $  514,026
    Net income                                                          --                    --
                                                         ------------------     -----------------
                                                                   514,026               514,026
                                                         ------------------     -----------------
Limited partners:
    Beginning balance                                           11,218,233            13,743,292
    Net income                                                     775,684               945,973
    Distributions ($30.25 and $69.42 per
       limited partner unit, respectively)                      (1,512,607 )          (3,471,032 )
                                                         ------------------     -----------------
                                                                10,481,310            11,218,233
                                                         ------------------     -----------------

Total partners' capital                                       $ 10,995,336          $ 11,732,259
                                                         ==================     =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2002               2001
                                                                              ----------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                      $  293,125          $ 489,690
                                                                              ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                     1,902,808            300,386
       Collections on mortgage note receivable                                             --            987,881
                                                                              ----------------    ---------------
          Net cash provided by investing activities                                 1,902,808          1,288,267
                                                                              ----------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                             (430,258 )         (437,500 )
                                                                              ----------------    ---------------
          Net cash used in financing activities                                      (430,258 )         (437,500 )
                                                                              ----------------    ---------------

Net Increase in Cash and Cash Equivalents                                           1,765,675          1,340,457

Cash and Cash Equivalents at Beginning of Quarter                                     313,783          1,137,958
                                                                              ----------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $ 2,079,458         $2,478,415
                                                                              ================    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of quarter                                              $  57,930           $  9,750
                                                                              ================    ===============

       Distributions declared and unpaid at end of
          quarter                                                                 $ 1,512,607         $2,180,258
                                                                              ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Land and Buildings on Operating Leases:

         During the quarter ended March 31, 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire and Bountiful, Utah for an aggregate sales price of $1,931,000, and received net sales proceeds aggregating approximately $1,844,900. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded in 2002 relating to the property in Huron, Ohio. In connection with these sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $57,930 (see Note 4).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Concentration of Credit Risk:

         The following schedule presents total rental, earned and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental, earned and mortgage interest income (including the Partnership share of total rental and earned income from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                 2002               2001
                                            ---------------    ---------------

               Slaymaker Group, Inc.              $ 45,107           $ 45,488
               IHOP Properties, Inc.                34,864                N/A
               Golden Corral Corporation            33,038             48,878

         In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than 10% of the Partnership's total rental, earned, and mortgage interest income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                  2002               2001
                                             ---------------    ---------------

            Golden Corral Family Steakhouse        $ 47,474           $ 48,878
            Tony Roma's                              45,107             45,488
            IHOP                                     34,864                N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or the chain did not represent more than 10% of the Partnership's total rental income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the quarter ended March 31, 2002, the Partnership incurred deferred, subordinated, real estate disposition fees of $57,930 as a result of the sale of three properties (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 17 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         During the quarters ended March 31, 2002 and 2001, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $293,124 and $489,690 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         During the quarter ended March 31, 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire and Bountiful, Utah for an aggregate sales price of $1,931,000 and received net sales proceeds aggregating approximately $1,844,900. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded relating to the Property in Huron, Ohio. The Partnership distributed the net sales proceeds from the Properties in Huron, Ohio and West Labanon, New Hampshire as a special distribution to the limited partners, as described below. The Partnership intends to use the proceeds from the sale of the Property in Bountiful, Utah for distributions to the limited partners and to pay Partnership liabilities. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties, net sales proceeds held by the Partnership and a portion of the amounts collected from the promissory note which was paid in its entirety in February 2001 are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At March 31, 2002, the Partnership had $2,079,458 invested in such short-term investments, as compared to $313,783 at December 31, 2001. The increase in cash and cash equivalents at March 31, 2002, was primarily a result of the Partnership holding the net sales proceeds it received from the sale of the Properties described above, pending distribution to the limited partners. The funds remaining after the payment of distributions to the limited partners and other liabilities will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarters ended March 31, 2002 and 2001, net sales proceeds from the sale of several Properties, the Partnership declared distributions to the limited partners of $1,512,607 and $2,180,258 for the quarters ended March 31, 2002 and 2001, respectively. This represents distributions of $30.25 and $43.61 per unit for the quarters ended March 31, 2002 and 2001, respectively. The distribution for the quarter ended March 31, 2002 included $1,150,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sale of several Properties, as described in "Capital Resources." The distribution for the quarter ended March 31, 2001, included $1,750,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Daleville, Indiana and the payoff of the promissory notes accepted in connection with the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. These special distributions during the quarters ended March 31, 2002 and 2001, were effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $737,585 and $1,336,152, respectively, were applied toward the limited partners' 10% Preferred Return and the balance of $412,415 and $413,848, respectively, were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarters ended March 31, 2002 and 2001. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $1,745,942 at March 31, 2002, from $573,795 at December 31, 2001, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $1,150,000 from the sale of several of the Partnership's Properties payable to the limited partners at March 31, 2002. The increase was also partially attributable to an increase in amounts due to related parties and rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 17 wholly owned Properties (including one Property which was sold in March 2001) and during the quarter ended March 31, 2002, the Partnership owned and leased 16 wholly owned Properties (including three Properties which were sold in January 2002), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $257,587 and $311,160, respectively, in rental income from operating leases and earned income from direct financing leases. Rental and earned income decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, partially due to the fact that in 2002 the Partnership stopped recording rental revenues relating to the Property in Lawrenceville, Georgia due to the fact that the tenant of the Property terminated its lease and ceased restaurant operations. The Partnership is currently seeking a new tenant or purchaser for this Property. The Partnership will not recognize any rental income relating to this Property until such time as the Partnership executes a new lease or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the vacant Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner.

         In addition, the decrease in rental income during the quarter ended March 31, 2002 was partially due to the sale of Properties during 2002, as described in "Capital Resources." The Partnership used the net sales proceeds from the sale of these Properties to pay liabilities of the Partnership and to make distributions to the limited partners.

         During the quarter ended March 31, 2002, the Partnership also earned $10,036 in contingent rental income. The contingent rental income earned during the quarter ended March 31, 2002, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarters ended March 31, 2002 and 2001, the Partnership earned $5,659 and $75,069, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002 was primarily due to the fact that in February 2001, the Partnership received $150,000 as satisfaction for outstanding receivable amounts of which approximately $52,000 was received in consideration for the Partnership releasing the tenant of the Property in Huron, Ohio from its obligations under the lease, which the Partnership recorded as other income. The tenant terminated its lease and ceased restaurant operations. No such amounts were received during the quarter ended March 31, 2002.

         During  the  quarter  ended  March  31,  2002,  three  lessees  of  the
Partnership, Golden Corral Corporation, Slaymaker Group, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental and earned income (including the Partnership's share of the rental and earned income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental and earned income. In addition, during the quarter ended March 31, 2002, three Restaurant Chains, Golden Corral, Tony Roma's Famous for Ribs Restaurants, and IHOP, each accounted for more than 10% of the Partnership's total rental and earned income during 2002 (including the Partnership's share of the rental income from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these three Restaurant Chains each will continue to account for more than 10% of the total rental and earned income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         For the quarters ended March 31, 2002 and 2001, the Partnership owned and leased two Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, the Partnership earned $50,700 and $35,306, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by these joint ventures during the quarter ended March 31, 2002, as compared to March 31, 2001, was primarily attributable to the fact that the Partnership and CNL Income Fund II, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases. The former tenant of the Property, in which the Partnership owns an approximate 42% interest with an affiliate of the general partners, as tenants-in-common, had filed for bankruptcy in 1998 and in June 2000 had rejected the lease.

         Operating expenses, including depreciation expense, were $120,057 and $162,456 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the Partnership incurring less depreciation expense during 2002 as a result of the sale of three Properties, as described above.

         Operating expenses were also higher during the quarter ended March 31, 2001 due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes, as a result of the tenant of the Property in West Lebanon, New Hampshire defaulting under the terms of its lease. In January 2002, the Partnership sold the Property and will not incur such expenses relating to this Property in the future.

         As a result of the sale of the Properties in West Lebanon, New Hampshire, and Bountiful, Utah, during the quarter ended March 31, 2002, the Partnership recognized gains of $571,759. In connection with the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida during 1995 and 1996, respectively, the Partnership recognized gains of $136,034 during the quarter ended March 31, 2001. The Partnership recorded the sales of the Properties using the installment sales method, in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." As such, the gains on the sales were deferred, and were recognized as income proportionately as payments under the mortgage notes were collected. The gains recognized during 2001 were due to the fact that during the quarter ended March 31, 2001 the Partnership collected the outstanding balances of the mortgage note collaterized by these Properties. In addition, as a result of the sale of the Property in Daleville, Indiana, the Partnership recognized a gain of $35,096, during the quarter ended March 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                 (b)       Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of May, 2002

                                            CNL INCOME FUND V, LTD.


                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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