Form 10-Q
period 2002-06-30
CNL INCOME FUND V LTD
filed 2002-08-14
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                             CNL Income Fund V, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-2922869
----------------------------------              -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              -----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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





Part I                                                                   Page
                                                                         ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Part II

   Other Information                                                     12

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,                December 31,
                                                                               2002                      2001
                                                                         ------------------       -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $   6,478,935             $   7,799,714
   Net investment in direct financing leases                                     1,213,084                 1,228,690
   Real estate held for sale                                                            --                   630,820
   Investment in joint ventures                                                  1,930,087                 1,930,836
   Cash and cash equivalents                                                     1,635,715                   313,783
   Receivables, less allowance for doubtful accounts
       of $35,317 in 2001                                                           23,761                    48,750
   Accrued rental income                                                           340,810                   349,296
   Other assets                                                                      5,452                     4,165
                                                                         ------------------       -------------------

                                                                             $  11,627,844             $  12,306,054
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                            $     8,938              $     10,873
   Real estate taxes payable                                                         8,915                     9,496
   Distributions payable                                                         1,362,501                   430,258
   Due to related parties                                                          209,082                   118,585
   Rents paid in advance and deposits                                               10,289                     4,583
                                                                         ------------------       -------------------
       Total liabilities                                                         1,599,725                   573,795

   Partners' capital                                                            10,028,119                11,732,259
                                                                         ------------------       -------------------

                                                                             $  11,627,844             $  12,306,054
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                   Six Months Ended
                                                                      June 30,                          June 30,
                                                                2002             2001              2002            2001
                                                            -------------    -------------    ---------------  -------------
Revenues:
    Rental income from operating leases                        $ 228,152        $ 235,606       $    452,680      $ 477,452
    Earned income from direct financing leases                    33,224           30,583             66,647         71,272
    Contingent rental income                                       6,870           19,436             16,906         20,347
    Interest and other income                                      3,666           22,976              8,613         96,847
                                                            -------------    -------------    ---------------  -------------
                                                                 271,912          308,601            544,846        665,918
                                                            -------------    -------------    ---------------  -------------

Expenses:
    General operating and administrative                          47,291           59,240            109,817        146,142
    Property expenses                                             17,803           12,456             20,260         27,098
    State and other taxes                                          4,813               --              9,805          2,473
    Depreciation and amortization                                 44,620           53,733             89,239        107,431
    Provision for write-down of assets                                --           89,003                 --         89,003
                                                            -------------    -------------    ---------------  -------------
                                                                 114,527          214,432            229,121        372,147
                                                            -------------    -------------    ---------------  -------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                   157,385           94,169            315,725        293,771

Gain on Sale of Assets                                                --               --            571,759        171,130

Equity in Earnings of Joint Ventures                              46,534           34,041             97,235         69,347
                                                            -------------    -------------    ---------------  -------------

Income from Continuing Operations                                203,919          128,210            984,719        534,248
                                                            -------------    -------------    ---------------  -------------

Discontinued Operations (Note 4):
    Income (loss) from discontinued operations, net               (2,238 )         24,586             (7,353 )       48,757
    Gain on disposal of discontinued operations, net             193,496               --            193,496             --
                                                            -------------    -------------    ---------------  -------------
                                                                 191,258           24,586            186,143         48,757
                                                            -------------    -------------    ---------------  -------------

Net Income                                                     $ 395,177        $ 152,796       $  1,170,862      $ 583,005
                                                            =============    =============    ===============  =============

Income Per Limited Partner Unit
Continuing Operations                                           $   4.08         $   2.56         $    19.69      $   10.69
Discontinued Operations                                             3.82             0.50               3.73           0.97
                                                            -------------    -------------    ---------------  -------------

Total                                                           $   7.90         $   3.06         $    23.42      $   11.66
                                                            =============    =============    ===============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                             50,000           50,000             50,000         50,000
                                                            =============    =============    ===============  =============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Six Months Ended          Year Ended
                                                                         June 30,             December 31,
                                                                           2002                   2001
                                                                    -------------------     ------------------
General partners:
    Beginning balance                                                    $     514,026           $    514,026
    Net income                                                                      --                     --
                                                                    -------------------     ------------------
                                                                               514,026                514,026
                                                                    -------------------     ------------------
Limited partners:
    Beginning balance                                                       11,218,233             13,743,292
    Net income                                                               1,170,862                945,973
    Distributions ($57.50 and $69.42 per
       limited partner unit, respectively)                                  (2,875,002 )           (3,471,032 )
                                                                    -------------------     ------------------
                                                                             9,514,093             11,218,233
                                                                    -------------------     ------------------

Total partners' capital                                                 $   10,028,119         $   11,732,259
                                                                    ===================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   2002                2001
                                                                              ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $   514,883         $   779,437
                                                                              ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                     2,749,808             300,386
       Collections on mortgage note receivable                                             --             987,881
                                                                              ----------------    ----------------
          Net cash provided by investing activities                                 2,749,808           1,288,267
                                                                              ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (1,942,759 )        (2,617,758 )
                                                                              ----------------    ----------------
          Net cash used in financing activities                                    (1,942,759 )        (2,617,758 )
                                                                              ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                1,321,932            (550,054 )

Cash and Cash Equivalents at Beginning of Period                                      313,783           1,137,958
                                                                              ----------------    ----------------

Cash and Cash Equivalents at End of Period                                       $  1,635,715         $   587,904
                                                                              ================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                             $    83,430          $    9,750
                                                                              ================    ================

       Distributions declared and unpaid at end of
          period                                                                 $  1,362,501         $   430,258
                                                                              ================    ================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire and Bountiful, Utah for an aggregate sales price of $1,931,000, and received net sales proceeds aggregating approximately $1,844,900. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded in 2002 relating to the property in Huron, Ohio. In connection with these sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $57,930 (see Note 6).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Discontinued Operations:

         In June 2002, the Partnership sold its property in Lawrenceville, Georgia to the tenant for $850,000 and received net sales proceeds of $821,500 resulting in a gain on disposal of discontinued operations of approximately $193,500. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $25,500 (see Note 6). The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:


                                                          Quarter Ended June 30,            Six Months Ended June 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------
         Rental revenues                                  $    365         $   27,713         $   --       $   55,427
         Other income                                        1,100              1,247          1,100            2,078
         Expenses                                           (3,703 )           (4,374 )       (8,453 )         (8,748 )
         Gain on disposal of assets                        193,496                 --        193,496               --
                                                      -------------     --------------  -------------   --------------
         Income (loss) from discontinued
             operations                                  $ 191,258         $   24,586      $ 186,143       $   48,757
                                                      =============     ==============  =============   ==============


5.       Concentration of Credit Risk:

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                  2002               2001
                                              --------------    ---------------

             Slaymaker Group, Inc.                $  90,111         $   90,885
             IHOP Properties, Inc.                   69,727                N/A
             Golden Corral Corporation               66,076             97,756

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                      2002               2001
                                                 ---------------    -----------

            Golden Corral Family Steakhouse       $  94,949         $   97,756
            Tony Roma's                              90,111             90,885
            IHOP                                     69,727                N/A
            Arby's                                   65,192                N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or the chain did not represent more than 10% of the Partnership's total rental revenues.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Concentration of Credit Risk - Continued:

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2002, the Partnership incurred deferred, subordinated, real estate disposition fees of $83,430 as a result of the sale of four properties (see Notes 3 and 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 16 Properties directly and owned four Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 12 Properties directly. In addition, the Partnership owned four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $514,883 and $779,437 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         During the six months ended June 30, 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire and Bountiful, Utah for an aggregate sales price of $1,931,000 and received net sales proceeds aggregating approximately $1,844,900. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded relating to the Property in Huron, Ohio. In addition, in June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant for $850,000 and received net sales proceeds of $821,500 resulting in a gain on disposal of discontinued operations of approximately $193,500 during the quarter and six months ended June 30, 2002. The Partnership distributed the majority of the net sales proceeds to pay special distributions to the limited partners, as described below, and used the remaining funds to pay Partnership liabilities. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At June 30, 2002, the Partnership had $1,635,715 invested in such short-term investments, as compared to $313,783 at December 31, 2001. The increase in cash and cash equivalents at June 30, 2002, was primarily a result of the Partnership holding the net sales proceeds it received from the sale of the Properties described above, pending distribution to the limited partners. The funds remaining after the payment of distributions to the limited partners and other liabilities will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2002 and 2001, net sales proceeds from the sale of several Properties, the Partnership declared distributions to the limited partners of $2,875,002 and $2,610,516 for the six months ended June 30, 2002 and 2001, respectively, ($1,362,501 and $430,258 for the quarters ended June 30, 2002 and 2001, respectively.) This represents distributions of $57.50 and $52.21 per unit for the six months ended June 30, 2002 and 2001, respectively ($27.25 and $8.61 per unit for the quarters ended June 30, 2002 and 2001, respectively). The distribution for the six months ended June 30, 2002 included $2,150,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sale of several Properties, as described in "Capital Resources." The distribution for the six months ended June 30, 2001, included $1,750,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Daleville, Indiana and the payoff of the promissory notes accepted in connection with the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. These special distributions during the six months ended June 30, 2002 and 2001, were effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $979,322 and $1,336,152, respectively, were applied toward the limited partners' 10% Preferred Return and the balance of $1,170,678 and $413,848, respectively, were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the six months ended June 30, 2002 and 2001. No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership were $1,599,725 at June 30, 2002, as compared to $573,795 at December 31, 2001, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $1,000,000 from the sale of the Partnership's Properties payable to the limited partners at June 30, 2002. The increase was also partially attributable to an increase in amounts due to related parties and rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $519,327 for the six months ended June 30, 2002, as compared to $548,724 in the comparable period of 2001, of which $261,376 and $266,189 were earned during the second quarter of 2002 and 2001, respectively. Rental revenues decreased during the quarter and six months ended June 30, 2002 as compared to the same periods in 2001, due to the sale of Properties during 2002, as described in "Capital Resources." The Partnership used the net sales proceeds from the sale of these Properties to pay liabilities of the Partnership and to make distributions to the limited partners.

         For the six months ended June 30, 2002 and 2001, the Partnership also earned contingent rental income of $16,906 and $20,347, respectively, of which $6,870 and $19,436 were earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in contingent rental income earned during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was attributable to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $8,613 and $96,847, respectively, in interest and other income of which $3,666 and $22,976 were earned during the quarters ended June 30, 2002 and 2001, respectively. Interest and other income were higher during the quarter and six months ended June 30, 2001 due to the fact that in February 2001, the Partnership received $150,000 as satisfaction for outstanding receivable amounts of which approximately $57,600 was received in consideration for the Partnership releasing the tenant of the Property in Huron, Ohio from its obligations under the lease, which the Partnership recorded as other income. The tenant terminated its lease and ceased restaurant operations.

         During the quarter and six months ended June 30, 2002, three lessees of the Partnership, Golden Corral Corporation, Slaymaker Group, Inc., and IHOP Properties, Inc., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter and six months ended June 30, 2002, four Restaurant Chains, Golden Corral, Tony Roma's Famous for Ribs
Restaurants, IHOP and Arby's, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $97,235 and $69,347, respectively, $46,534 and $34,041 of which was earned during the quarters ended June 30, 2002 and 2001, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, was primarily attributable to the fact that the Partnership and CNL Income Fund II, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases. The former tenant of the Property, in which the Partnership owns an approximate 42% interest with an affiliate of the general partners, as tenants-in-common, had filed for bankruptcy in 1998 and in June 2000 had rejected the lease.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $229,121 and $372,147 for the six months ended June 30, 2002 and 2001, respectively, of which $114,527 and $214,432 were incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during 2001 due to the fact that the Partnership recorded a provision for write-down of assets of approximately $89,000 relating to its Property in Huron, Ohio. The tenant for this Property terminated its lease due to financial difficulties and vacated the Property. The provision represented the difference between the net carrying value of the Property and the fair value at June 30, 2001. In addition, operating expenses were higher during the quarter and six months ended June 30, 2001 due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes, as a result of the tenant of the Property in West Lebanon, New Hampshire defaulting under the terms of its lease. In January 2002, the Partnership sold the Property and will not incur such expenses relating to this Property in the future.

         The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and to lower depreciation expense during 2002 as a result of the sale of four Properties, as described above.

         As a result of the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah, during the six months ended June 30, 2002, the Partnership recognized gains of $571,759. In connection with the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida during 1995 and 1996, respectively, the Partnership recognized gains of $136,034 during the six months ended June 30, 2001. The Partnership recorded the sales of the Properties using the installment sales method. As such, the gains on the sales were deferred, and were recognized as income proportionately as payments under the mortgage notes were collected. The gains recognized during 2001 were due to the fact that during the six months ended June 30, 2001 the Partnership collected the outstanding balances of the mortgage note collaterized by these Properties. In addition, as a result of the sale of the Property in Daleville, Indiana, the Partnership recognized a gain of $35,096, during the six months ended June 30, 2001.

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

         In June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant and recognized a gain on disposal of discontinued
operations of $193,496, as described above in "Capital Resources." The Partnership used the proceeds to pay distributions to the limited partners. During the six months ended June 30, 2002 and 2001, the Partnership recognized, in connection with this Property, net rental income (loss) from discontinued operations (rental revenues less Property related expenses) amounting to ($7,353) and $48,757, respectively, of which ($2,238) and $24,586 were earned during the quarters ended June 30, 2002 and 2001, respectively.


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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2002

                                       CNL INCOME FUND V, LTD.


                                       By:  CNL REALTY CORPORATION
                                            General Partner


                                            By:/s/ James M. Seneff, Jr.
                                               --------------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                            By:/s/ Robert A. Bourne
                                               --------------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund V, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date: August 7, 2002                   /s/ James M. Seneff, Jr.
     ----------------                   -----------------------------------
                                        Name:  James M. Seneff, Jr.
                                        Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund V, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:  August 7, 2002                  /s/ Robert A. Bourne
     ------------------                -----------------------------------
                                       Name:  Robert A. Bourne
                                       Title: President and Treasurer

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

             10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)