Form 10-Q
period 2002-09-30
CNL INCOME FUND V LTD
filed 2002-11-12
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


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

                                    CONTENTS





Part I                                                                 Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   8-11

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                           11

   Item 4.    Controls and Procedures                                   11

Part II

   Other Information                                                    12-13

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,             December 31,
                                                                               2002                      2001
                                                                         ------------------       -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $   6,434,316             $   7,799,714
   Net investment in direct financing leases                                     1,204,976                 1,228,690
   Real estate held for sale                                                            --                   630,820
   Investment in joint ventures                                                  1,933,361                 1,930,836
   Cash and cash equivalents                                                       551,477                   313,783
   Receivables, less allowance for doubtful accounts
       of $35,317 in 2001                                                           26,749                    48,750
   Accrued rental income                                                           355,644                   349,296
   Other assets                                                                      3,765                     4,165
                                                                         ------------------       -------------------

                                                                             $  10,510,288             $  12,306,054
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $     14,018              $     10,873
   Real estate taxes payable                                                         6,237                     9,496
   Distributions payable                                                           351,233                   430,258
   Due to related parties                                                          212,964                   118,585
   Rents paid in advance and deposits                                               10,370                     4,583
                                                                         ------------------       -------------------
       Total liabilities                                                           594,822                   573,795

   Partners' capital                                                             9,915,466                11,732,259
                                                                         ------------------       -------------------

                                                                             $  10,510,288             $  12,306,054
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                   Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2002            2001               2002            2001
                                                            -------------   --------------    ---------------  -------------
Revenues:
    Rental income from operating leases                        $ 222,031       $  236,865        $   671,302      $ 713,400
    Earned income from direct financing leases                    33,019           34,525             99,666        105,797
    Contingent rental income                                      19,745           18,184             40,060         39,447
    Lease termination income                                          --           13,373                 --         13,373
    Interest and other income                                      2,349            5,992             10,962        103,207
                                                            -------------   --------------    ---------------  -------------
                                                                 277,144          308,939            821,990        975,224
                                                            -------------   --------------    ---------------  -------------

Expenses:
    General operating and administrative                          41,455           28,882            151,272        175,024
    Property expenses                                              3,453           15,117             23,713         42,214
    State and other taxes                                             --               --              9,805          2,840
    Depreciation and amortization                                 44,619           48,597            133,858        164,776
    Provision for write-down of assets                                --           67,641                 --        156,644
                                                            -------------   --------------    ---------------  -------------
                                                                  89,527          160,237            318,648        541,498
                                                            -------------   --------------    ---------------  -------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                   187,617          148,702            503,342        433,726

Gain on Sale of Assets                                                --               --            571,759        171,130

Equity in Earnings of Joint Ventures                              50,763           37,132            147,998        106,479
                                                            -------------   --------------    ---------------  -------------

Income from Continuing Operations                                238,380          185,834          1,223,099        711,335
                                                            -------------   --------------    ---------------  -------------

Discontinued Operations (Note 4):
    Income (loss) from discontinued operations, net                  305           28,332             (7,048 )       85,836
    Gain on disposal of discontinued operations, net                  --               --            193,496             --
                                                            -------------   --------------    ---------------  -------------
                                                                     305           28,332            186,448         85,836
                                                            -------------   --------------    ---------------  -------------

Net Income                                                     $ 238,685       $  214,166       $  1,409,547      $ 797,171
                                                            =============   ==============    ===============  =============

Income Per Limited Partner Unit
Continuing Operations                                           $   4.77        $    3.72         $    24.46      $   14.23
Discontinued Operations                                               --             0.56               3.73           1.71
                                                            -------------   --------------    ---------------  -------------

Total                                                           $   4.77        $    4.28         $    28.19      $   15.94
                                                            =============   ==============    ===============  =============

Weighted Average Number of Limited Partner
    Units Outstanding                                             50,000           50,000             50,000         50,000
                                                            =============   ==============    ===============  =============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                   Nine Months Ended           Year Ended
                                                                     September 30,            December 31,
                                                                         2002                     2001
                                                                 ----------------------     ------------------

General partners:
    Beginning balance                                                   $      514,026           $    514,026
    Net income                                                                      --                     --
                                                                 ----------------------     ------------------
                                                                               514,026                514,026
                                                                 ----------------------     ------------------
Limited partners:
    Beginning balance                                                       11,218,233             13,743,292
    Net income                                                               1,409,547                945,973
    Distributions ($64.53 and $69.42 per
       limited partner unit, respectively)                                  (3,226,340 )           (3,471,032 )
                                                                 ----------------------     ------------------
                                                                             9,401,440             11,218,233
                                                                 ----------------------     ------------------

Total partners' capital                                                $     9,915,466         $   11,732,259
                                                                 ======================     ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2002                2001
                                                                              ----------------    ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                     $   793,251        $  1,074,380
                                                                              ----------------    ----------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                                     2,749,808             300,386
       Collections on mortgage note receivable                                             --             987,881
                                                                              ----------------    ----------------
          Net cash provided by investing activities                                 2,749,808           1,288,267
                                                                              ----------------    ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (3,305,365 )        (3,048,016 )
                                                                              ----------------    ----------------
          Net cash used in financing activities                                    (3,305,365 )        (3,048,016 )
                                                                              ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  237,694            (685,369 )

Cash and Cash Equivalents at Beginning of Period                                      313,783           1,137,958
                                                                              ----------------    ----------------

Cash and Cash Equivalents at End of Period                                        $   551,477         $   452,589
                                                                              ================    ================

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fees incurred
          and unpaid at end of period                                             $    83,430          $    9,750
                                                                              ================    ================

       Distributions declared and unpaid at end of
          period                                                                  $   351,233         $   430,258
                                                                              ================    ================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         During the nine months ended September 30, 2002, the Partnership sold its properties in Huron, Ohio, West Lebanon, New Hampshire and Bountiful, Utah for an aggregate sales price of $1,931,000, and received net sales proceeds aggregating approximately $1,844,900. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded in 2002 relating to the property in Huron, Ohio. As of December 31, 2001, these properties had been identified as held for sale. In connection with these sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $57,930 (see
         Note 6).

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Discontinued Operations:

         In June 2002, the Partnership sold its property in Lawrenceville, Georgia to the tenant for $850,000 and received net sales proceeds of $821,500, resulting in a gain on disposal of discontinued operations of approximately $193,500. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $25,500 (see Note 6). The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                Quarter Ended September 30,       Nine Months Ended September 30,
                                                   2002             2001               2002               2001
                                              ---------------   --------------   -----------------   ---------------

          Rental revenues                           $ 10,000       $   36,295         $    10,000        $   91,722

          Interest and other income                       --            1,247               1,100             3,324
          Expenses                                    (9,695 )         (9,210 )           (18,148 )          (9,210 )
          Gain on disposal of assets                      --               --             193,496                --
                                              ---------------   --------------   -----------------   ---------------
          Income from discontinued
             operations                             $    305     $     28,332         $   186,448        $   85,836
                                              ===============   ==============   =================   ===============

5.       Concentration of Credit Risk:

         The following schedule presents total rental revenues and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                2002               2001
                                           ---------------    ---------------

             Slaymaker Group, Inc.              $ 135,008         $  136,188
             IHOP Properties, Inc.                104,591                N/A
             Golden Corral Corporation             99,113            130,793

         In addition, the following schedule presents total rental revenues and mortgage interest income from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                2002               2001
                                             -------------    ---------------

           Golden Corral Family Steakhouse      $ 149,473         $  145,231
           Tony Roma's                            135,008            136,188
           IHOP                                   104,591                N/A
           Arby's                                  98,412                N/A
           Taco Bell                                  N/A            113,470

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or the chain did not represent more than 10% of the Partnership's total rental revenues.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


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

6.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2002, the Partnership incurred deferred, subordinated, real estate disposition fees of $83,430 as a result of the sale of four properties (see Notes 3 and 4).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 16 Properties directly and owned four Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 12 Properties directly and owned four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $793,251 and $1,074,380 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2002 was a result of changes in income and expenses, as described in "Results of Operations" below, and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         During the nine months ended September 30, 2002, the Partnership sold its Properties in Huron, Ohio, West Lebanon, New Hampshire and Bountiful, Utah for an aggregate sales price of $1,931,000 and received net sales proceeds aggregating approximately $1,844,900. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded relating to the Property in Huron, Ohio. In addition, in June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant for $850,000 and received net sales proceeds of $821,500, resulting in a gain on disposal of discontinued operations of approximately $193,500 during the nine months ended September 30, 2002. The Partnership used the majority of the net sales proceeds to pay special distributions to the limited partners, as described below, and used the remaining funds to pay Partnership liabilities. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At September 30, 2002, the Partnership had $551,477 invested in such short-term investments, as compared to $313,783 at December 31, 2001. The increase in cash and cash equivalents at September 30, 2002, was primarily a result of the Partnership still holding a portion of the net sales proceeds it received from the sale of the Properties described above. The funds remaining after the payment of distributions to the limited partners will be used to pay Partnership liabilities.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership were $594,822 at September 30, 2002, as compared to $573,795 at December 31, 2001 primarily attributable to an increase in amounts due to related parties, partially offset by a lower distribution payable.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2002 and 2001, net sales proceeds from the sale of several Properties, the Partnership declared distributions to the limited partners of $3,226,340 and $3,040,774 for the nine months ended September 30, 2002 and 2001, respectively, ($351,233 and $430,258 for the quarters ended September 30, 2002 and 2001, respectively.) This represents distributions of $64.53 and $60.82 per unit for the nine months ended September 30, 2002 and 2001, respectively ($7.02 and $8.61 per unit for the quarters ended September 30, 2002 and 2001, respectively). The distribution for the nine months ended September 30, 2002 included $2,150,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sale of several Properties, as described in "Capital Resources." The distribution for the nine months ended September 30, 2001, included $1,750,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Daleville, Indiana and the payoff of the promissory notes accepted in connection with the sale of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. These special distributions during the nine months ended September 30, 2002 and 2001, were effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $979,322 and $1,336,152, respectively, were applied toward the limited partners' 10% Preferred Return and the balance of $1,170,678 and $413,848, respectively, were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the nine months ended September 30, 2002 and 2001. No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $770,968 for the nine months ended September 30, 2002, as compared to $819,197 in the comparable period of 2001, of which $255,050 and $271,390 were earned during the quarters ended September 30, 2002 and 2001, respectively. Rental revenues decreased during the quarter and nine months ended September 30, 2002 as compared to the same periods in 2001, due to the sale of Properties during 2002, as described in "Capital Resources." The Partnership used the net sales proceeds from the sale of these Properties to pay liabilities of the Partnership and to make distributions to the limited partners.

         For the nine months ended September 30, 2002 and 2001, the Partnership also earned contingent rental income of $40,060 and $39,447, respectively, of which $19,745 and $18,184 were earned during the quarters ended September 30, 2002 and 2001, respectively. The slight increase in contingent rental income earned during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarter and nine months ended September 30, 2001, the Partnership recognized $13,373 in lease termination income from a former tenant as consideration for the Partnership releasing the former tenant from its obligations under the terms of the lease.

         During the nine months ended September 30, 2002 and 2001, the Partnership also earned $10,962 and $103,207, respectively, in interest and other income of which $2,349 and $5,992 were earned during the quarters ended September 30, 2002 and 2001, respectively. Interest and other income were higher during the quarter and nine months ended September 30, 2001 due to the fact that in February 2001, the Partnership received $150,000 as satisfaction for outstanding receivable amounts of which approximately $56,800 was received in consideration for the Partnership releasing the tenant of the Property in Huron, Ohio from its obligations under the lease, which the Partnership recorded as other income. The tenant terminated its lease and ceased restaurant operations.

         During the quarter and nine months ended September 30, 2002, three lessees of the Partnership, Slaymaker Group, Inc., IHOP Properties, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter and nine months ended September 30, 2002, four restaurant chains, Golden Corral, Tony Roma's Famous for Ribs Restaurants, IHOP and Arby's, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four restaurant chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $147,998 and $106,479, respectively, $50,763 and $37,132 of which was earned during the quarters ended September 30, 2002 and 2001, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during the quarter and nine months ended September 30, 2002, as compared to the same periods in 2001, was primarily attributable to the fact that the Partnership and CNL Income Fund II, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases. The former tenant of the Property, in which the Partnership owns an approximate 42% interest with an affiliate of the general partners, as tenants-in-common, had filed for bankruptcy in 1998 and in June 2000 had rejected the lease.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $318,648 and $541,498 for the nine months ended September 30, 2002 and 2001, respectively, of which $89,527 and $160,237 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during 2001 due to the fact that the Partnership increased its provision for write-down of assets during the quarter ended September 30, 2001 by approximately $67,600 to approximately $156,600 relating to its Property in Huron, Ohio. The tenant for this Property terminated its lease due to financial difficulties and vacated the Property. The provision represented the difference between the net carrying value of the Property and its fair value at September 30, 2001. In addition, operating expenses were higher during the quarter and nine months ended September 30, 2001 due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes, as a result of the tenant of the Property in West Lebanon, New Hampshire defaulting under the terms of its lease and due to the tenant of the Property in Huron, Ohio terminating its lease. In January 2002, the Partnership sold these Properties and will not continue to incur such expenses relating to these Properties in the future.

         The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and to lower depreciation expense during 2002 as a result of the sale of four Properties, as described above.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold a Property that met the criteria of this standard and was classified as Discontinued Operations in the accompanying financial statements. The tenant exercised its option to purchase the Property under the terms of the lease and the proceeds from the sale were distributed to the Limited Partners as a special distribution.

         As a result of the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah, during the nine months ended September 30, 2002, the Partnership recognized gains of $571,759. These Properties were identified as held for sale as of December 31, 2001.

         In connection with the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida during 1995 and 1996, respectively, the Partnership recognized gains of $136,034 during the nine months ended September 30, 2001. The Partnership recorded the sales of the Properties using the installment sales method. As such, the gains on the sales were deferred, and were recognized as income proportionately as payments under the mortgage notes were collected. The gains recognized during 2001 were due to the fact that during the nine months ended September 30, 2001 the Partnership collected the outstanding balances of the mortgage note collaterized by these Properties. In addition, as a result of the sale of the Property in Daleville, Indiana, the Partnership recognized a gain of $35,096, during the nine months ended September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                   99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of November, 2002

                                            CNL INCOME FUND V, LTD.


                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund V, Ltd. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund V, Ltd. (the "registrant") certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

        ( b)   Exhibits

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

                 10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                 99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2