Form 10-K
period 2002-12-31
CNL INCOME FUND V LTD
filed 2003-03-28
CIK 837985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes___ No X ---

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $22,125,000, and were used to acquire 30 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. As of December 31, 1999, the Partnership owned 16 Properties directly and owned five Properties through joint venture or tenancy in common arrangements.

         During the year ended December 31, 2000, the Partnership sold its interest in Duluth Joint Venture to an affiliate of the General Partners and sold its Property in Belding, Michigan. In addition, during 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture. During the year ended December 31, 2000, the Partnership also acquired the remaining interest in CNL/Longacre Joint Venture from its joint venture partner and liquidated the joint venture. During the year ended December 31, 2001, the Partnership sold its Property in Daleville, Indiana. During the year ended December 31, 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire; Bountiful, Utah, and Lawrenceville, Georgia.

         As of December 31, 2002, the Partnership owned 12 Properties directly and held interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2004 and 2021. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $42,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, a majority of the leases provide that, commencing in the sixth lease year, the percentage rent will be an amount equal to the greater of (i) the percentage rent calculated under the lease formula or (ii) a specified percentage (ranging from one-fourth to five percent) of the purchase price paid by the Partnership for the Property.

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 13 of the Partnership's 16 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         Effective May 2002, the lease relating to the Property in Connorsville, IN was amended to eliminate guaranteed scheduled rent increases. The General Partners do not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership. All other lease terms remain unchanged.

Major Tenants

         During 2002, three lessees, Slaymaker Group, Inc., IHOP Properties, Inc. and Golden Corral Corporation each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Slaymaker Group, Inc., IHOP Properties, Inc. and Golden Corral Corporation were each the lessee under a lease relating to one Property. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Golden Corral, Tony Roma's Famous For Ribs Restaurants, IHOP, and Arby's each accounted for more than 10% of the Partnership's total rental revenues in 2002 (including the Partnership's share of the rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

         Entity Name                  Year      Ownership               Partners                   Property
     Cocoa Joint Venture              1988       43.00 %        CNL Income Fund IV, Ltd.         Cocoa Beach, FL

     CNL Income Fund II,  Ltd.  and   1997       42.09 %        CNL Income Fund II, Ltd.         Mesa, AZ
     CNL Income  Fund V, Ltd.,
     Tenants in Common






     CNL  Income  Fund,  Ltd.,  CNL   1997       27.78%        CNL Income Fund, Ltd.             Vancouver, WA
     Income  Fund  II,   Ltd.,                                 CNL Income Fund II, Ltd.
     CNL  Income  Fund V, Ltd.                                 CNL Income Fund VI, Ltd.
     and CNL  Income  Fund VI,
     Ltd., Tenants in Common

     RTO Joint Venture                1998       53.12%        CNL Income Fund III, Ltd.         Orlando, FL

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture and tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of 15 to 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("the Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the property management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 16 Properties. Of the 16 Properties, 12 are owned by the Partnership in fee simple, two are owned indirectly through joint venture arrangements and two are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,600 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                                       Number of Properties

                Arizona                                                  1
                Florida                                                  3
                Illinois                                                 1
                Indiana                                                  2
                Michigan                                                 1
                Ohio                                                     1
                Texas                                                    4
                Utah                                                     1
                Washington                                               2
                                                                      -----
                TOTAL PROPERTIES                                        16
                                                                      =====

         Buildings. Generally, each of the Properties owned, either directly or indirectly, by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and unconsolidated joint ventures (including Properties owned indirectly through tenancy-in-common arrangements) for federal income tax purposes was $9,402,161 and $5,175,275, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by Restaurant Chain.

               Restaurant Chain                        Number of Properties

                Arby's                                               2
                Captain D's                                          2
                Chevy's Fresh Mex                                    1
                Del Taco                                             1
                Denny's                                              1
                Golden Corral                                        2
                IHOP                                                 1
                Pizza Hut                                            1
                Ruby Tuesday                                         1
                Taco Bell                                            1
                Tony Roma's                                          1
                Waffle House                                         1
                Wendy's                                              1
                                                                  -----
                TOTAL PROPERTIES                                    16
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

         As of December 31, 2002, 2001, 2000, 1999, and 1998, the Properties were 100%, 90%, 81%, 87%, and 88%, occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                 2002             2001              2000              1999                1998
                             -------------    --------------    -------------     --------------     ---------------
Rental Revenues (1)(2)       $ 1,300,361        $ 1,476,917      $ 1,633,709        $ 1,721,252         $ 1,710,326
Properties (2)                         16                18               18                 20                  23
Average Rent per
    Property                 $    81,273          $  82,051        $  90,762          $  86,063           $  74,362


(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned indirectly through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31 and that did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for each of the next ten years and thereafter.

                                                                                     Percentage of
             Expiration                Number               Annual Rental             Gross Annual
              Year                   of Leases                Revenues               Rental Income
             -----------------    ----------------        -----------------    --------------------------
              2003                             --                       --                      --
              2004                              1              $   132,151                  10.43%
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              5                  263,519                  20.79%
              2009                              2                  150,736                  11.89%
              2010                             --                       --                      --
              2011                              1                   57,748                   4.55%
              2012                              1                   68,296                   5.38%
              Thereafter                        6                  595,534                  46.96%
                                        ----------        -----------------           -------------
              Total                            16             $  1,267,984                 100.00%
                                        ==========        =================           =============

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Slaymaker Group, Inc. leases one Tony Roma's restaurant pursuant to one lease with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is approximately $167,500.

         Golden Corral Corporation leases one restaurant pursuant to one lease with an initial term of 15 years (expiring in 2004). The minimum base annual rent for the lease is approximately $132,100.

         IHOP Properties, Inc. leases one restaurant pursuant to one lease with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is approximately $132,200.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.
                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 2,431 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $338 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                            2002 (1)                                   2001 (1)
                               ------------------------------------     ---------------------------------------
                                 High          Low         Average        High          Low          Average
                               ---------    ----------    ----------    ---------    ----------     -----------
       First Quarter              $ 278         $ 206         $ 233        $ 320         $ 170           $ 289
       Second Quarter               245           245           245          276           250             265
       Third Quarter                246           213           229          284           284             284
       Fourth Quarter               254            75           197          235           262             260

(1) A total of 443 and 218 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $3,577,572 and $3,471,032, respectively, to the Limited Partners. Distributions during 2002 included a special distribution of $2,150,000 as a result of the distribution of sales proceeds from the sales of the Properties in Huron, Ohio; West Lebanon, New Hampshire; Bountiful, Utah and Lawrenceville, Georgia. Distributions during 2001 included a special distribution of $1,750,000 as a result of the distribution of sales proceeds from the sale of the Property in Daleville, Indiana and the distribution of amounts collected from the promissory notes related to the 1995 and 1996 sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida. The special distributions in 2002 and 2001 were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $979,322 and $1,336,152, respectively, were applied towards the 10% Preferred Return, on a cummulative basis, and the balance of $1,170,678 and $413,848, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of Properties during 2002 and 2001, the Partnership's total revenues were reduced during 2002 and 2001 and are expected to remain reduced in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarters ended March 2001 and 2002. No distributions have been made to the General Partners to date.

         As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                          Quarter Ended                            2002                2001
                     -------------------------                ---------------     ----------------
                     March 31                                    $ 1,512,606          $ 2,180,258
                     June 30                                       1,362,501              430,258
                     September 30                                    351,233              430,258
                     December 31                                     351,232              430,258

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                            2002             2001              2000             1999              1998
                                        -------------    --------------    -------------    --------------    -------------
Year ended December 31:
Continuing Operations (3):
  Revenues                                $ 1,083,885       $1,322,811       $1,358,207        $1,416,552       $1,659,170
  Equity in earnings of joint
     ventures                                 198,037          157,935          151,430           337,698          173,941
  Income from continuing
     operations (1)                         1,440,193        1,008,021          861,023         1,324,029        1,433,069

  Discontinued Operations (3):
     Revenues                                  11,100           95,046          120,828           123,898          124,107
     Income (loss) from
      discontinued operations (4)             182,258          (62,048  )       108,547           111,617          111,826

   Net income                               1,622,451          945,973          969,570         1,435,646        1,544,895

   Net income (loss) per Unit:
   Continuing operations                     $  28.80         $  20.16        $   17.22         $   25.99        $   28.17
   Discontinued operations                       3.65            (1.24  )          2.17              2.72             2.73
                                        -------------    --------------    -------------    --------------    -------------
       Total                                 $  32.45         $  18.92        $   19.39         $   28.71        $   30.90
                                        =============    ==============    =============    ==============    =============

   Cash distributions declared (2)        $ 3,577,572       $3,471,032       $2,375,000        $2,000,000       $3,838,327

   Cash distributions
     declared per Unit (2)                      71.55            69.42            47.50             40.00            76.77

   At December 31:
   Total assets                           $10,369,047      $12,306,054      $14,848,256       $16,680,780      $17,135,485
   Total partners' capital                  9,777,138       11,732,259       14,257,318        15,662,748       16,227,102

(1) Income from continuing operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 includes $571,759, $171,130, $15,088,
         $396,066 and $469,613, respectively, from gains on sale of assets. For the years ended December 31, 2001, 2000, 1999 and 1998, income from continuing operations includes $156,643, $142,373, $308,310 and $403,157 for provisions for write-down of assets. For the year ended December 31, 2000 income from continuing operations includes $9,763 from gain on dissolution of consolidated joint venture and for the year ended December 31, 1998 includes $25,500 for a loss on sale of assets.

(2) Distributions for the years ended December 31, 2002, 2001 and 2000 included special distributions to the Limited Partners of $2,150,000, $1,750,000 and $500,000, respectively. Distributions for the year ended December 31, 1998 include a special distribution to the Limited Partners of $1,838,327.

(3) Income from discontinued operations for the year ended December 31, 2002 includes $193,496 in gains from sales of assets. Income from discontinued operations for the year ended December 31, 2001 includes a provision for write-down of assets of $134,726.

(4) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $42,000 to $222,800. The majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001 and 2000, the Partnership directly owned 16 and 17 Properties, respectively, and owned four Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the years ended December 31, 2002, 2001, and 2000, the Partnership generated cash from operating activities of $1,049,272, $1,365,832, and $904,073, respectively. The decrease in cash from operating activities during 2002 and the increase in 2001, each as compared to the previous year, was a result of changes in income and expenses and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         The Partnership had a mortgage note receivable relating to a sale in 1995 of a Property in Myrtle Beach, South Carolina. In February 2001, the
Partnership received a balloon payment of $999,083 which included the outstanding principal balance and $12,084 of accrued interest and, in connection therewith, recognized the remaining gain of $136,034 relating to this Property. During 2001, the Partnership distributed the amount collected as a special distribution to the Limited Partners.

         During the year ended December 31, 1999, the Partnership collected $1,043,770 representing the outstanding balance of a promissory note issued in connection with the 1996 sale of a Property in St. Cloud Florida. During 2000, the Partnership distributed $500,000 of the amount collected as a special distribution to the Limited Partners, and the majority of the remaining net sales proceeds were distributed in 2001.

         During 2000, the Partnership and the joint venture partner liquidated Halls Joint Venture, whose Property was sold during 1999. The Partnership received its pro rata share of the liquidation proceeds. The Partnership used the liquidation proceeds to pay liabilities of the Partnership including quarterly distributions to the Limited Partners.

         During 2000, the Partnership contributed $91,851 to Duluth Joint Venture to pay for construction costs. The joint venture had been organized in the previous year with affiliates of the General Partners to construct and hold one restaurant Property. In October 2000, the Partnership sold its 12% interest in Duluth Joint Venture to CNL Income Fund VII, Ltd. for $221,830. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $13,819.

         In March 2000, the Partnership sold its Property in Belding, Michigan, to a third party, and received net sales proceeds of approximately $126,900. Due to the fact that as of December 31, 1999, the Partnership had recorded a provision for write-down of assets of approximately $446,100, no gain or loss was recorded during 2000. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $4,050. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the Limited Partners.

         In October 2000, the Partnership acquired the remaining 33.5% interest in CNL/Longacre Joint Venture from its joint venture partner in accordance with the terms of the joint venture agreement, then, liquidated the joint venture and recorded a gain on dissolution of $9,763.

         In March 2001, the Partnership sold its Property in Daleville, Indiana to a third party and received net sales proceeds of $300,386 resulting in a gain of $35,096. The Partnership had previously recorded provisions for write-down of assets relating to this Property because the tenant terminated the lease with the Partnership. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $9,750. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cummulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the majority of the net sales proceeds to the Limited Partners.

         During 2001, the Partnership collected the outstanding balance of $4,401 relating to the promissory note that was issued in 1997 in connection with Properties in Connorsville and Richmond, Indiana.

         During 2002, the Partnership sold its Properties in Huron, Ohio, West Lebanon, New Hampshire and Bountiful, Utah and received net sales proceeds aggregating approximately $1,902,800. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of these Properties. Since the Partnership had recorded provisions for write-down of assets in previous years relating to the Property in Huron, Ohio because the tenant terminated its lease in 2001, no gain or loss was recorded on the sale. In addition, in June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant and received net sales proceeds of $847,000, resulting in a gain on disposal of discontinued operations of approximately $193,500. In connection with these sales, the Partnership incurred deferred, real estate disposition fees of $83,430. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership used the majority of the net sales proceeds to pay special distributions to the Limited Partners, and used the remaining funds to pay Partnership liabilities.

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

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending distributions to the Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date. At December 31, 2002, the Partnership had $456,266 invested in such short-term investments as compared to $313,783 at December 31, 2001. The increase in cash and cash equivalents during 2002, as compared to 2001, was primarily attributable the Partnership still holding a portion of the net sales proceeds it received from the sale of the Properties described above. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operating activities, and for the years ended December 31, 2002, 2001 and 2000, a portion of the sales proceeds received from the sales of the Properties, and collection of amounts due under two promissory notes, the Partnership declared distributions to the Limited Partners of $3,577,572, $3,471,032, and $2,375,000 for the years ended December 31, 2002,
2001 and 2000, respectively. This represents distributions of $71.55, $69.42 and $47.50 per Unit for the years ended December 31, 2002, 2001, and 2000, respectively. Distributions during 2002 included a special distribution of $2,150,000 as a result of the distribution of sales proceeds from the sales of the Properties in West Lebanon, New Hampshire; Bountiful, Utah and Lawrenceville, Georgia. Distributions during 2001 included a special distribution of $1,750,000 as a result of the distribution of sales proceeds from the sale of the Property in Daleville, Indiana and the distribution of amounts collected from the promissory notes related to the 1995 and 1996 sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, respectively. The special distributions in 2002 and 2001 were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $979,322 and $1,336,152 were applied towards the 10% Preferred Return, on a cummulative basis, and the balance of $1,170,678 and $413,848 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly.

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

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002 and 2001.

         As of December 31, 2002 and 2001, the Partnership owed $10,161 and $4,885, respectively, to affiliates for accounting and administrative services. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. In addition, during 2002 and 2001, the Partnership incurred $83,430 and $9,750, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of four Properties in 2002 and the sale of one Property in 2001. As of December 31, 2002 and 2001, the Partnership owed $ $197,130 and $113,700 respectively, to affiliates for real estate disposition fees. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $384,618 at December 31, 2002, from $455,210 at December 31, 2001, primarily due to a decrease in distributions payable. Liabilities at December 31, 2002 to the extent they exceed cash and cash equivalents will be paid from anticipated future cash from operating activities.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $1,011,861 during the year ended December 31, 2002 as compared to $1,113,780 for the same period of 2001. Rental revenues were lower in 2002 due to the sale of Properties, as described above. The Partnership used the majority of the net sales proceeds from the sale of these Properties to make distributions to the Limited Partners. The decrease in rental revenues during 2002 is also partially attributable to the fact that the tenant of the Property in Livingston, Texas is experiencing financial difficulties and has ceased making rental payments to the Partnership.

         The Partnership also earned $60,443 in contingent rental income for the year ended December 31, 2002 as compared to $94,469 for the same period of 2001. The decrease in contingent rental income during 2002 was attributable to the sale of Properties, and to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2001, the Partnership recognized $52,676 and $13,373 in lease termination income from the former tenants of the Properties in Huron, Ohio and Livingston, Texas, respectively, as consideration for the Partnership releasing the former tenants from their obligations under the terms of their respective lease. The tenant of the Property in Huron, Ohio also paid all outstanding rent receivables. No such lease termination income was recognized during the year ended December 31, 2002.

         During the year ended December 31, 2002, the Partnership also earned $11,581 as compared to $48,513 for the same period of 2001 in interest and other income. The decrease in interest and other income during 2002 was attributable to a decrease in the average cash balance due to the payment of a special distribution of $2,150,000 of net sales proceeds to the Limited Partners during 2002 and due to a decline in interest rates.

         For the year ended December 31, 2002, the Partnership earned $198,037 as compared to $157,935 during the same period of 2001 attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2002, as compared to the same period in 2001, was primarily attributable to the fact that the Partnership and CNL Income Fund II, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases. The former tenant of the Property, in which the Partnership owns an approximate 42% interest with an affiliate of the General Partners, as tenants-in-common, had filed for bankruptcy in 1998 and in June 2000 had rejected the lease.

         During  the  year  ended  December  31,  2002,  three  lessees  of  the
Partnership, Slaymaker Group, Inc., Golden Corral Corporation and IHOP Properties, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Slaymaker Group, Inc., Golden Corral Corporation and IHOP Properties Inc. were each the lessee under a lease relating to one Property. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than 10% of the Partnership's total rental revenues during 2003. In addition, four Restaurant Chains, Golden Corral, Tony Roma's Famous for Ribs Restaurants, IHOP and Arby's each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $413,488 for the year ended December 31, 2002 as compared to $643,855 for the same period of 2001. Operating expenses were higher in 2001 because the Partnership recorded a provision for write-down of assets for the Property in Huron, Ohio amounting to approximately $156,000. The provision represented the difference between the net carrying value of the Property and its estimated fair value.

         In addition, operating expenses were higher during 2001 due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes, as a result of the tenant of the Property in West Lebanon, New Hampshire defaulting under the terms of its lease and due to the tenant of the Property in Huron, Ohio terminating its lease. In January 2002, the Partnership sold these Properties. During 2002, the Partnership incurred Property expenses, such as repairs and maintenance, insurance and real estate taxes, as a result of the tenant of the Property in Lawrenceville, Georgia defaulting under the terms of its lease. The Partnership sold this Property in June 2002. The Partnership will not incur expenses relating to these Properties in the future.

         The decrease in operating expenses during the year ended December 31 2002, as compared to the same period of 2001, was also partially due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to lower depreciation expense during 2002 as a result of the sale of four Properties, as described above.

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

         As a  result  of the  sale  of the  Properties  in  West  Lebanon,  New
Hampshire and Bountiful, Utah, during the year ended December 31, 2002, the Partnership recognized gains of $571,759. These Properties were identified as held for sale as of December 31, 2001. In 2001, the Partnership recognized approximately $136,000 in gains from Properties sold in 1995 and 1996, which were accounted for using the installment sales method, as described below. In addition, the Partnership sold the Property in Daleville, Indiana and recognized approximately $35,000 in gains during 2001.

         During 2002, the Partnership identified and sold a Property that met the criteria of this standard and was classified as Discontinued Operations in the accompanying financial statements. During 2002, the Partnership recorded a provision for write-down of assets in the amount of $134,726 relating to the Property in Lawrenceville, Georgia. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The tenant exercised its option to purchase the Property under the terms of the lease and the proceeds from the sale were distributed to the Limited Partners as a special distribution.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $1,113,780 during the year ended December 31, 2001 as compared to $1,140,869 for the same period of 2000. The decrease in rental revenues during 2001, as compared to 2000, was primarily due to the fact that during 2001 the tenant of the Property in Huron, Ohio experienced financial difficulties and ceased making rental payments to the Partnership. As a result, the Partnership stopped recording rental revenues relating to this Property. The Partnership sold this Property during 2002.

         During 2001 and 2000, the Partnership did not receive any rental revenues from the Properties in Belding, Michigan and West Lebanon, New Hampshire because the tenants ceased restaurant operations prior to 1999. The Partnership sold the Property in Belding, Michigan in March 2000 and sold the Property in West Lebanon, New Hampshire in January 2002.

         The Partnership also earned $94,469 in contingent rental income for the year ended December 31, 2001 as compared to $62,656 for the same period of 2000. The increase in contingent rental income during 2001 was primarily attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2001, the Partnership recognized $66,049 in lease termination income as a result of releasing two former tenants from their obligations under the terms of their respective leases, as described above.

         During the year ended December 31, 2001, the Partnership also earned $48,513 as compared to $154,682 for the same period of 2000 in interest and other income. Interest and other income was lower during 2001 because the Partnership collected the outstanding balance of the mortgage note relating to the sale of the Property in Myrtle Beach, South Carolina during 2001.

         In addition, for the year ended December 31, 2001, the Partnership earned $157,935 as compared to $151,430 during the same period of 2000 attributable to net income earned by joint ventures in which the Partnership is a co-venturer.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $643,855 for the year ended December 31, 2001 as compared to $719,183 for the same period of 2000. Property expenses were higher in 2000 because the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes as a result of tenant defaults under the terms of the lease agreements for the Properties in Belding, Michigan; Daleville, Indiana, and West Lebanon, New Hampshire. In March 2000, the
Partnership  sold its  Property  in  Belding,  Michigan  to a third  party.  The
Partnership sold the Property in Daleville, Indiana and the Property in West Lebanon, New Hampshire during 2001 and 2002. The Partnership did not incur any additional expenses relating to these Properties after the sale of the
Properties occurred. In 2001, the Partnership recorded a provision for write-down of assets of $156,643 relating to a vacant Property. The provision represented the difference between the net carrying value at December 31, 2001 and its estimated fair value. During 2000, the Partnership recorded a provision for write-down of assets of $109,919 relating to the Property in Daleville, Indiana. In addition, during 2000, the Partnership recorded a provision for write-down of assets of $32,454 relating to the 2000 dissolution of CNL/Longacre Joint Venture.

         The Partnership incurred $24,443 during 2000 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the terminated merger with APF.

         In connection with the sale of its Properties in Myrtle Beach, South Carolina and St. Cloud, Florida during 1995 and 1996, respectively, the Partnership recognized gains of $136,034 and $1,269 during the years ended December 31, 2001 and 2000, respectively. The Partnership recorded the sales of the Properties using the installment sales method. As such, the gains on the sales were deferred, and were recognized as income proportionately as payments under the mortgage notes were collected. The gains recognized during 2001 were due to the fact that during the year ended December 31, 2001 the Partnership collected the outstanding balances of the mortgage note collateralized by these Properties. In addition, as a result of the sale of the Property in Daleville, Indiana and the dissolution of CNL Longacre Joint Venture, the Partnership recognized a gain of $35,096 and $9,763, respectively, during the years ended December 31, 2001 and 2000. In addition, as a result of the sale of Partnership's interest in Duluth Joint Venture, the Partnership recognized a gain of $13,819 during 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                      Page

Report of Independent Certified Public Accountants                     18

Financial Statements:

     Balance Sheets                                                    19

     Statements of Income                                              20

     Statements of Partners' Capital                                   21

     Statements of Cash Flows                                       22-23

     Notes to Financial Statements                                  24-36

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund V, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                              2002                     2001
                                                                       -------------------      -------------------
                          ASSETS

Real estate properties with operating leases, net                           $   6,389,697              $ 7,799,714
Net investment in direct financing leases                                       1,196,659                1,228,690
Real estate held for sale                                                              --                  630,820
Investment in joint ventures                                                    1,933,290                1,930,836
Cash and cash equivalents                                                         456,266                  313,783
Receivables, less allowance for doubtful accounts of
     $8,040 and $35,317, respectively                                              25,233                   48,750
Accrued rental income                                                             362,640                  349,296
Other assets                                                                        5,262                    4,165
                                                                       -------------------      -------------------

                                                                            $  10,369,047             $ 12,306,054
                                                                       ===================      ===================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $     10,324               $   10,873
Real estate taxes payable                                                           6,935                    9,496
Distributions payable                                                             351,233                  430,258
Due to related parties                                                            207,291                  118,585
Rents paid in advance and deposits                                                 16,126                    4,583
                                                                       -------------------      -------------------
        Total liabilities                                                         591,909                 573,795

Partners' capital                                                               9,777,138               11,732,259
                                                                       -------------------      -------------------


                                                                            $  10,369,047             $ 12,306,054
                                                                       ===================      ===================


                 See accompanying notes to finacial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME



                                                                                 Year Ended December 31,
                                                                              2002                 2001              2000
                                                                         ----------------    -----------------  ----------------
Revenues:
     Rental income from operating leases                                     $   879,387         $    974,888        $  957,825
     Earned income from direct financing leases                                  132,474              138,892           183,044
     Contingent rental income                                                     60,443               94,469            62,656
     Lease termination income                                                         --               66,049                --
     Interest and other income                                                    11,581               48,513           154,682
                                                                         ----------------    -----------------  ----------------

                                                                               1,083,885            1,322,811         1,358,207
                                                                         ----------------    -----------------  ----------------

Expenses:
     General operating and administrative                                        190,276              207,420           192,321
     Property expenses                                                            34,928               61,363           135,701
     State and other taxes                                                         9,806                  545             7,381
     Depreciation                                                                178,478              217,884           216,964
     Provision for write-down of assets                                               --              156,643           142,373
     Transaction costs                                                                --                   --            24,443
                                                                         ----------------    -----------------  ----------------

                                                                                 413,488              643,855           719,183
                                                                         ----------------    -----------------  ----------------

Income Before Gain on Sale of Assets, Minority Interest in Loss of
     Consolidated Joint Venture and Equity in Earnings of
     Unconsolidated Joint Ventures                                               670,397              678,956           639,024

Gain on Sale of Assets                                                           571,759              171,130            24,851

Minority Interest in Loss of Consolidated Joint Venture                               --                   --            45,718

Equity in Earnings of Unconsolidated Joint Ventures                              198,037              157,935           151,430
                                                                         ----------------    -----------------  ----------------


Income from Continuing Operations                                              1,440,193            1,008,021           861,023
                                                                         ----------------    -----------------  ----------------

Discontinued Operations (Note 5 )
     Income (Loss) from discontinued operations                                  (11,238  )           (62,048  )        108,547
     Gain on disposal of discontinued operations                                 193,496                   --                --
                                                                         ----------------    -----------------  ----------------

                                                                                 182,258              (62,048  )        108,547
                                                                         ----------------    -----------------  ----------------


Net Income                                                                  $  1,622,451         $    945,973       $   969,570
                                                                         ================    =================  ================


Income (Loss) per Limited Partner Unit:
     Continuing Operations                                                    $    28.80          $     20.16        $    17.22
     Discontinued Operations                                                        3.65                (1.24  )           2.17
                                                                         ----------------    -----------------  ----------------

     Total                                                                    $    32.45          $     18.92        $    19.39
                                                                         ================    =================  ================

Weighted Average Number of Limited Partner Units Outstanding                      50,000               50,000            50,000
                                                                         ================    =================  ================

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                           General Partners                           Limited Partners
                                 ----------------------------   --------------------------------------------------------------
                                                  Accumulated                                   Accumulated     Syndication
                                   Contributions  Earnings      Contributions   Distributions   Earnings          Costs
                                 --------------  ------------   -------------   -------------   -------------   --------------

Balance, December 31, 1999        $    343,200   $   170,826    $  25,000,000   $ (25,606,567 ) $  18,620,289   $ (2,865,000 )

    Distributions to limited
       partners ($47.50 per
       limited partner  unit)               --            --               --      (2,375,000 )            --             --
    Net income                              --            --               --              --         969,570             --
                                 --------------  ------------   --------------  --------------  --------------  -------------


Balance, December 31, 2000             343,200       170,826       25,000,000     (27,981,567 )    19,589,859     (2,865,000 )

    Distributions to limited
       partners ($69.42 per
       limited partner  unit)               --            --         (413,848 )    (3,057,184 )            --             --
    Net income                              --            --               --              --         945,973             --
                                 --------------  ------------   --------------  -------------   --------------  -------------
-
Balance, December 31, 2001             343,200       170,826       24,586,152     (31,038,751 )    20,535,832     (2,865,000 )

    Distributions to limited
       partners ($71.55 per
       limited partner  unit)               --            --       (1,170,678 )    (2,406,894 )            --             --
    Net income                              --            --               --              --       1,622,451             --
                                 --------------  ------------   -------------   --------------  -------------   ---------------

Balance, December 31, 2002        $    343,200   $   170,826    $  23,415,474   $ (33,445,645 ) $  22,158,283   $ (2,865,000 )
                                 ==============  ============   ==============  ==============  ==============  =============





   Total
 -----------


  $15,662,748



   (2,375,000 )
      969,570
--------------


   14,257,318



   (3,471,032 )
      945,973
--------------

   11,732,259



   (3,577,572 )
    1,622,451
  ------------

   $9,777,138
  ============

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                  2002                 2001                 2000
                                                            -----------------    -----------------    -----------------

      Increase (Decrease) in Cash and Cash
          Equivalents:

         Cash Flows from Operating Activities:
             Net income                                       $    1,622,451         $    945,973        $     969,570
                                                            -----------------    -----------------    -----------------
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                    Depreciation                                     181,293              229,845              229,245
                    Amortization of  net investment
                      in direct financing leases                      32,031               27,765               43,093
                    Minority interest in loss of
                      consolidated joint venture                          --                   --              (45,718 )
                    Equity in earnings (loss) of
                      joint ventures, net of                          (2,454 )              9,024               38,465
                      distributions
                    Gain on sale of assets                          (765,255 )           (171,130 )            (24,851 )
                    Provisions for write-down of                          --              291,369              142,373
                      assets
                    Decrease (increase) in accrued
                      interest on mortgage note                           --               16,866               (8,350 )
                      receivable
                    Decrease (increase) in receivables                22,961              102,431              (95,673 )
                    Decrease (increase) in other                      (1,097 )             (1,355 )              1,648
                      assets
                    Increase in accrued rental income                (54,367 )            (65,305 )            (52,148 )
                    Decrease in accounts payable and
                      escrowed real estate taxes                      (3,110 )            (20,825 )            (45,865 )
                      payable
                    Increase (decrease) in due to
                      related parties                                  5,276                1,700             (246,731 )
                    Increase (decrease) in rents paid
                      in advance and deposits                         11,543                 (526 )               (985 )
                                                            -----------------    -----------------    -----------------

                         Total adjustments                          (573,179 )            419,859              (65,497 )
                                                            -----------------    -----------------    -----------------

      Net Cash Provided by Operating
           Activities                                              1,049,272            1,365,832              904,073

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties              2,749,808              300,386              126,947
         Additions  to  real  estate  properties  with
             operating leases                                             --                   --              (20,000 )
         Liquidating distribution from joint venture                      --                   --              662,195
         Investment in joint ventures                                     --                   --              (91,851 )
         Collections on mortgage notes receivable                         --              987,881                9,215
                                                            -----------------    -----------------    -----------------

             Net cash provided by investing activities             2,749,808            1,288,267              686,506

      Cash Flows from Financing Activities:
         Distributions to limited partners                        (3,656,597 )         (3,478,274 )         (2,437,500 )
                                                            -----------------    -----------------    -----------------

             Net cash used in financing activities                (3,656,597 )         (3,478,274 )         (2,437,500 )

      Net Increase (Decrease) in Cash and Cash
            Equivalents                                              142,483             (824,175 )           (846,921 )

      Cash and Cash Equivalents at Beginning of Year                 313,783            1,137,958            1,984,879
                                                            -----------------    -----------------    -----------------

      Cash and Cash Equivalents at End of Year                 $     456,266        $     313,783       $    1,137,958
                                                            =================    =================    =================


                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------
    Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

      Deferred real estate disposition fees incurred
         and unpaid at end of year                                   $   83,430          $   9,750         $   4,050
                                                                 ===============    ===============    ==============

      Distributions declared and unpaid at
         December 31                                                 $  351,233          $ 430,258         $ 437,500
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 2002, 2001 and 2000 tenants paid directly to real estate taxing authorities approximately $165,200, $166,800 and $173,800 in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portion of some of the leases are operating leases.

                  Operating method - Property leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income are considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - Prior to the liquidation of CNL/Longacre Joint Venture in 2000, the Partnership accounted for its 66.5% percent interest in such joint venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the Partnership's consolidated joint venture. The Partnership accounts for its interest in Cocoa Joint Venture, RTO Joint Venture, and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates of the general partners, using the equity method, since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partners capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                             CNL INCOME FUND V, LTD.
                        (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2002                   2001
                                                             --------------------   --------------------
                 Land                                               $  3,263,305           $  3,870,305
                 Buildings                                             5,050,733              6,082,265
                                                             --------------------   --------------------
                                                                       8,314,038              9,952,570

                 Less accumulated depreciation                        (1,924,341 )           (2,152,856 )
                                                             --------------------   --------------------

                                                                    $  6,389,697           $  7,799,714
                                                             ====================   ====================

         In March 2001, the Partnership sold its property in Daleville, Indiana, to a third party and received net sales proceeds of $300,386, resulting in a gain of $35,096. The Partnership had previously recorded provisions for write-down of assets relating to this property because the tenant terminated the lease with the Partnership. The provision represented the difference between the carrying value of the property at December 31, 2000 and its estimated fair value. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $9,750.

         During 2002, the Partnership sold its properties in Huron, Ohio, West Lebanon, New Hampshire and Bountiful, Utah and received net sales proceeds aggregating approximately $1,902,800. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded in 2002 relating to the property in Huron, Ohio. As of December 31, 2001, these properties had been identified as held for sale. In connection with these sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $57,930.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                         2003                                $   853,857
                         2004                                    861,927
                         2005                                    731,831
                         2006                                    734,581
                         2007                                    738,433
                         Thereafter                            4,336,072
                                                        -----------------
                                                            $  8,256,701
                                                        =================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment Direct Financing Leases:
         --------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                         2002                 2001
                                                   -----------------     ----------------
                Minimum lease payments
                     receivable                        $  2,020,082          $ 2,184,590
                Estimated residual values                   425,049              425,049
                Less unearned income                     (1,248,472 )         (1,380,949 )
                                                   -----------------     ----------------

                Net investment in direct
                     financing leases                  $  1,196,659          $ 1,228,690
                                                   =================     ================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                        2003                                      $   164,506
                        2004                                          164,506
                        2005                                          164,506
                        2006                                          164,506
                        2007                                          164,506
                        Thereafter                                  1,197,552
                                                              ----------------

                                                                   $2,020,082
                                                              ================

         During 2001, the tenant of the Denny's property in Huron, Ohio terminated its lease due to financial difficulties. As a result, the Partnership reclassified the asset from net investment in direct financing leases to real estate properties with on operating leases. No loss on reclassification was recorded.

4.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2002, the Partnership had a 43% and a 53.12%, interest in the profits and losses of Cocoa Joint Venture and RTO Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In addition, the Partnership owns a property in each of Mesa, Arizona and Vancouver, Washington, as tenants-in-common with affiliates of the general partners. As of December 31, 2002, the Partnership owned a 42.09% and a 27.78% interest in the properties, respectively.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         Cocoa Joint Venture, RTO Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy in common arrangements each own and lease one property to an operator of national fast-food or family-style restaurants.

         The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                                           2002                 2001
                                                                     -----------------    -----------------
              Real estate properties with operating leases, net           $ 3,390,140         $  3,442,881
              Net investment in direct financing lease                      1,334,196            1,353,032
              Cash                                                              9,887                4,484
              Receivables                                                       1,994                3,897
              Accrued rental income                                           245,226              179,923
              Other assets                                                         97                1,239
              Liabilities                                                      32,300               30,651
              Partners' capital                                             4,949,240            4,954,805

                                                                          Years Ended December 31,
                                                                   2002             2001             2000
                                                               --------------  ---------------  ---------------

         Continuing Operations:

              Revenues                                            $  559,263       $  485,699       $  510,152
              Expenses                                               (64,620 )        (86,509 )        (91,304 )
              Provision for write-down of assets                          --               --          (31,543 )
                                                               --------------  ---------------  ---------------
         Net Income                                               $  494,643       $  399,190       $  387,305
                                                               ==============  ===============  ===============

         The Partnership recognized income totaling $198,037, $157,935 and $151,430, for the years ended December 31, 2002, 2001, and 2000, respectively, from these joint ventures and tenancies in common.

5.       Discontinued Operations:
         -----------------------

         In June 2002, the Partnership sold its property in Lawrenceville, Georgia to the tenant and received net sales proceeds of $847,000, resulting in a gain on disposal of discontinued operations of approximately $193,500. During 2001, the Partnership recorded a provision for write-down of assets of $134,726. The provision represented the difference between the carrying value of the property and its estimated fair value. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $25,500. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


5.       Discontinued Operations - Continued:
         -----------------------------------

         The operating results of discontinued operations are as follows:

                                                    2002              2001            2000
                                                --------------   ---------------  --------------
        Rental revenues                          $   10,000         $  91,722         120,412
        Interest and other income                     1,100             3,324             416
        Expenses                                    (22,338 )         (22,368 )       (12,281 )
        Provision for write-down of assets               --          (134,726 )            --
        Gain on disposal of assets                  193,496                --              --
                                              --------------   ---------------    --------------
        Income (loss) from discontinued
         operations                            $  182,258        $  (62,048 )      $  108,547
                                              ==============   ===============    ==============

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, and 2001.

         During the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $3,577,572, $3,471,032, and $2,375,000, respectively. Distributions during 2002 included a special distribution of $2,150,000 as a result of the distribution of sales proceeds from the sales of the Properties in Huron, Ohio; West Lebanon, New Hampshire; Bountiful, Utah and Lawrenceville, Georgia. Distributions for the year ended December 31, 2001 included $1,750,000 in a special distribution as a result of the distribution of the net sales proceeds from the sale of the property in Daleville, Indiana and the distribution of the amounts collected from the promissory notes relating to the 1995 sale of the property in Myrtle Beach, South Carolina and the 1996 sale of the property in St. Cloud, Florida. Distributions for the year ended December 31, 2000 included a special distribution of $500,000 as a result of the distribution of net sales proceeds from the sale of the properties in Belding, Michigan; Halls, Tennessee; Ithaca, New York and St. Cloud, Florida. The special distributions in 2002, 2001 and 2000 were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $979,322, $1,336,152 and $500,000, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,170,678 and $413,848 was treated as a return of capital for purposes of calculating the 10% Preferred Return.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2002             2001              2000
                                                                --------------   --------------   ---------------
          Net income for financial reporting purposes             $ 1,622,451       $  945,973        $  969,570

          Effect of timing differences relating to
               depreciation                                           (10,568 )        (12,688 )         (31,908 )

          Effect of timing differences relating to gains on
               real estate property sales                            (423,194 )       (158,699 )        (377,255 )

          Provision for write-down of assets                               --          291,369           142,373

          Direct financing leases recorded as operating
               leases for tax reporting purposes                       32,032           30,452            43,093

          Effect of timing differences relating to equity
               in earnings of unconsolidated joint ventures           (33,195 )        (32,904 )           4,135

          Deduction of transaction costs for tax reporting
               purposes                                                    --               --          (139,935 )

          Effect of timing difference relating to allowance
               for doubtful accounts                                  (27,277 )        (99,481 )         (18,951 )

          Accrued rental income                                       (54,367 )        (65,304 )         (52,148 )

          Capitalization of administrative expenses for tax
               reporting purposes                                          --               --               255

          Rents paid in advance                                         6,952             (526 )            (985 )

          Effect of timing differences in minority interest
               of consolidated joint venture                               --               --             2,620

          Other                                                            --           (2,686 )          (8,745 )
                                                                --------------   --------------   ------------------

          Net income for federal income tax purposes              $ 1,112,834       $  895,506        $  532,119
                                                                ==============   ==============   ==================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services in the same geographic area. These fees are incurred and payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 2002, 2001, and 2000.

         The Advisor of the Partnership is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2002, 2001, and 2000, the Partnership incurred deferred, subordinated real estate disposition fees of $83,430, $9,750 and $4,050, respectively, as the result of the sales of properties during 2002 and 2001.

         During the years ended December 31, 2002, 2001, and 2000, the Advisor and its affiliates of the general partners, provided accounting and administrative services to the Partnership. The Partnership incurred $127,235, $140,658 and $83,476, for the years ended December 31, 2002,
         2001, and 2000, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                         2002                 2001
                                                                   -----------------    ------------------
               Due to the Advisor and its affiliates:
                    Accounting and administrative  services              $   10,161           $     4,885
                    Deferred, subordinated real estate
                      disposition fee                                       197,130               113,700
                                                                   -----------------    ------------------

                                                                        $   207,291           $   118,585
                                                                   =================    ==================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                           2002          2001        2000
                                         ----------    --------     -------

         Slaymaker Group, Inc.           $ 179,796       $181,387    $ 182,817
         IHOP Properties, Inc.             139,482            N/A          N/A
         Golden Corral Corporation         132,151        163,831      195,511

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues and mortgage interest income (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                     2002         2001          2000
                                                 -----------   ----------   ----------
              Golden Corral Family Steakhouse     $ 189,172      $192,721     $195,511
              Tony Roma's                           179,796       181,387      182,817
              IHOP                                  139,482           N/A          N/A
              Arby's                                124,914           N/A          N/A
              Taco Bell                                 N/A       186,453      173,908

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or restaurant chain did not represent more that 10% of the Partnership's total rental revenues.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                 2002 Quarter            First          Second          Third          Fourth             Year
         ----------------------------- -----------  ---------------  ------------  ---------------   ---------------
         Continuing Operations (1):
              Revenues                   $273,647       $  271,912     $ 267,144       $  271,182       $ 1,083,885
              Equity in earnings of
                joint ventures             50,700           46,534        50,763           50,040           198,037
              Income from
                continuing
                operations                780,798          203,919       238,380          217,096         1,440,193

         Discontinued operations (1):
              Revenues                       (365 )          1,465        10,000               --            11,100
              Income (loss) from
                discontinued
                operations                 (5,114 )        191,258           305           (4,191 )         182,258

         Net Income                       775,684          395,177       238,685          212,905         1,622,451

         Net  Income (Loss) per limited partner unit:

           Continuing operations         $  15.61        $    4.08      $   4.77        $    4.34         $   28.80
           Discontinued operations          (0.10 )           3.82            --            (0.07 )            3.65
                                       -----------  ---------------  ------------  ---------------   ---------------
              Total                      $  15.51        $    7.90      $   4.77        $    4.27         $   32.45
                                       ===========  ===============  ============  ===============   ===============

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                 2001 Quarter            First          Second          Third          Fourth             Year
         ----------------------------- -----------  ---------------  ------------  ---------------   ---------------
         Continuing Operations (1):
              Revenues                   $357,685       $  308,601     $ 308,939       $  347,586       $ 1,322,811
              Equity in earnings of
                joint venture              35,306           34,041        37,132           51,456           157,935
              Income from
                continuing
                operations                404,735          126,906       179,694          296,686         1,008,021

         Discontinued operations (1):
              Revenues                     28,544           28,960        37,542               --            95,046
              Income (loss) from
                discontinued
                operations                 25,474           25,891        34,472         (147,885 )         (62,048 )

         Net Income                       430,209          152,797       214,166          148,801           945,973

         Net  Income per limited partner unit:

           Continuing operations          $  8.10        $    2.54      $   3.59        $    5.93         $   20.16
           Discontinued operations           0.51             0.52          0.69            (2.96 )           (1.24 )
                                       -----------  ---------------  ------------  ---------------   ---------------
              Total                       $  8.61        $    3.06      $   4.28        $    2.97         $   18.92
                                       ===========  ===============  ============  ===============   ===============

(1) Certain items in the quarterly financial data have been reclassified to conform to the 2002 presentation for all periods presented. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or that were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2002
----------------------------------     --------------------------------------      ------------------------------
Reimbursement to affiliates            Operating  expenses are reimbursed at       Accounting  and
for operating expenses                 the  lower  of  cost  or  90%  of the       administra-tive   services:
                                       prevailing  rate at which  comparable       $127,235
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
---------------------------------      --------------------------------------      ------------------------------
Deferred,    subordinated   real       A deferred,  subordinated real estate       $83,430
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns
                                       to the Limited Partners. However, if the
                                       net sales proceeds are reinvested in a
                                       replacement Property, no such real estate
                                       disposition fee will be incurred until
                                       such replacement Property is sold and the
                                       net sales proceeds are distributed.

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

Item 14. Controls and Procedures

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.   Exhibits

                 **3.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                 **4.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                 **4.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                 **10.1 Management Agreement (Included as Exhibit 10.1 to From 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

                 **10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
                          Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                 **10.3   Assignment  of  Management  Agreement  from CNL Income
                          Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                 **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                          Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

                 **10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2002 through December 31, 2002.

         **       Previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

                                            CNL INCOME FUND V, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner

                                               /s/ Robert A. Bourne
                                               -----------------------------
                                               ROBERT A. BOURNE, President


                                            By:ROBERT A. BOURNE
                                               General Partner

                                               /s/ Robert A. Bourne
                                               -----------------------------
                                               ROBERT A. BOURNE


                                            By:JAMES M. SENEFF, JR.
                                               General Partner

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                    President,   Treasurer   and   Director            March 27, 2003
------------------------------------    (Principal   Financial  and  Accounting
Robert A. Bourne                        Officer)


/s/ James M. Seneff, Jr.                Chief  Executive  Officer and  Director            March 27, 2003
------------------------------------    (Principal Executive Officer)
James M. Seneff, Jr.


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, V Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, V Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003


/s/ Robert A. Bourne
-----------------------
Robert A. Bourne
President and Treasurer

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                       Additions                           Deductions
                                           ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  2000        Allowance for
                 doubtful
                 accounts (a)         $ 153,750          $    --        $   47,400 (b)       $   --         $ 66,351     $ 134,799
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                 doubtful
                 accounts (a)         $ 134,799          $    --        $   35,317 (b)    $ 134,799 (c)       $   --      $ 35,317
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                 doubtful
                 accounts (a)         $  35,317         $     --        $   41,780 (b)    $  69,057 (c)      $    --      $  8,040
                                  ==============  ===============  ================    =============     ============  ============


(a)      deducted from receivables on the balance sheet.

(b)      reduction of rental and other income.

(c)      amounts written off as uncollectible.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002




                                                                                      Costs Capitalized
                                                                                      Subsequent To
                                                            Initial Cost              Acquisition
                                                --------------------------  --------------------
                                  Encum-                      Buildings and Improve-    Carrying
                                 brances           Land        Improvements   ments      Costs
                                -----------     ------------  ------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Connorsville, Indiana         -              $279,665             -    $591,137         -
      South Haven, Michigan         -               120,847       599,339     120,363         -

    Captain D's Restaurant:
      Belleville, Illinois          -               186,050       383,781           -         -

    Denny's Restaurant:
      New Castle, Indiana           -               117,394       471,340           -         -

    Golden Corral Family
      Steakhouse Restaurants:
          Livingston, Texas         -               156,382       429,107           -         -
          Victoria, Texas           -               504,787       742,216           -         -

    IHOP:
        Houston, Texas              -               513,384       671,713           -         -

    Pizza Hut Restaurant:
        Mexia, Texas                -               237,944       200,501           -         -

    Taco Bell Restaurants:
      Centralia, Washington         -               215,302             -     378,836         -

    Tony Romas:
      Sandy, Utah                   -               595,330             -           -         -

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Tampa, Florida            -               336,219       462,401           -         -


                                                ------------  ------------  ----------  --------

                                                 $3,263,304    $3,960,398   $1,090,336        -
                                                ============  ============  ==========  ========




                                                                                      Costs Capitalized
                                                                                      Subsequent To
                                                            Initial Cost              Acquisition
                                                --------------------------  --------------------
                                  Encum-                      Building and  Improve-    Carrying
                                 brances           Land        Improvements   ments      Costs
                                -----------     ------------  ------------  ----------  --------
Property of Joint Venture
   in Which the Partnership
   has a 43% Interest and has
   Invested in Under an
   Operating Lease:
    Waffle House Restaurant:
        Cocoa, Florida              -              $183,229      $192,857           -         -
                                                ============  ============  ==========  ========

Property in Which the Partnership
   has a 42.09% Interest as
   Tenants-in-Common and has
   Invested in Under an
   Operating Lease:
    Del Taco Restaurant:
        Mesa, Arizona (i)           -              $440,842             -           -         -
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
                                                ============  ============  ==========  ========



                                                                                      Costs Capitalized
                                                                                      Subsequent to
                                                            Initial Cost              Acquisition
                                                --------------------------  --------------------
                                  Encum-                      Building and  Improve-    Carrying
                                 brances           Land        Improvements   ments      Costs
                                -----------     ------------  ------------  ----------  --------
Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Captain D's Restaurant
        Zanesville, Ohio            -               $99,651      $390,518           -         -

    Tony Romas:
        Sandy, Utah                 -                     -       911,072           -         -
                                                ------------  ------------  ----------  --------

                                                    $99,651    $1,301,590           -         -
                                                ============  ============  ==========  ========


Property of Joint Venture
    in Which the Partnership
    has a 53.12% Interest and
    has Invested in Under a
    Direct Financing Lease:
    Ruby Tuesday's Restaurant:
      Orlando, Florida              -                     -      $820,202           -         -
                                                ============  ============  ==========  ========

Property in Which the Partnership
   has a 42.09% Interest as
   Tenants-in-Common and has
   Invested in Under a
    Direct Financing Lease:
    Del Taco Restaurant:
        Mesa, Arizona (i)           -                     -      $650,622           -         -
                                                ============  ============  ==========  ========









                                                                            Life on Which
                Net Cost Basis at Which                                     Depreciation in
               Carried at Close of Period (c)            Date               Latest Income
-----------------------------------------
               Buildings and               Accumulated  of Con-   Date      Statement is
    Land       Improvements     Total      Depreciation structionAcquired     Computed
-------------  ------------  ------------  -----------  -------  -------    ------------





    $279,665      $591,137      $870,802     $238,101    1989    03/89          (b)
     120,847       719,702       840,549      243,094    1989    03/89          (h)


     186,050       383,781       569,831      176,433    1988    03/89          (b)


     117,394       471,340       588,734      169,065    1989    02/89          (g)



     156,382       429,107       585,489      190,712    1986    09/89          (b)
     504,787       742,216     1,247,003      322,478    1989    12/89          (b)


     513,384       671,713     1,185,097      114,129    1997    11/97          (b)


     237,944       200,501       438,445       91,896    1985    03/89          (b)


     215,302       378,836       594,138      165,215    1989    08/89          (b)


     595,330            (f)      595,330           (d)   1997    12/97          (d)



     336,219       462,401       798,620      213,218    1987    02/89          (b)


-------------  ------------  ------------  -----------

  $3,263,304    $5,050,734    $8,314,038   $1,924,341
=============  ============  ============  ===========











                                                                            Life on Which
                Net Cost Basis at Which                                     Depreciation in
               Carried at Close of Period (c)            Date               Latest Income
-----------------------------------------
               Building and                Accumulated  of Con-   Date      Statement is
    Land       Improvements     Total      Depreciation structionAcquired     Computed
-------------  ------------  ------------  -----------  -------  -------    ------------






    $183,229      $192,857      $376,086      $83,621    1986    12/89          (b)
=============  ============  ============  ===========







    $440,842            (f)     $440,842           (d)   1997    10/97          (d)
=============                ============







    $875,659    $1,389,366    $2,265,025     $231,688    1994    12/97          (b)
=============  ============  ============  ===========







    $623,496            (f)     $623,496           (d)   1998    05/98          (d)
=============                ============












                                                                            Life on Which
                Net Cost Basis at Which                                     Depreciation in
               Carried at Close of Period (c)            Date               Latest Income
-----------------------------------------
               Building and                Accumulated  of Con-   Date      Statement is
    Land       Improvements     Total      Depreciation structionAcquired     Computed
-------------  ------------  ------------  -----------  -------  -------    ------------





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










           -            (f)           (f)          (d)   1998    05/98          (d)







           -            (f)           (f)          (d)   1997    10/97          (d)

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2002, 2001, and 2000 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1999                                $ 10,356,203         $  1,869,440
                 Acquisition                                                     20,000                   --
                 Dispositions                                                  (232,578  )          (111,062 )
                 Provision for write-down of assets                            (109,919  )                --
                 Depreciation expense                                                --              216,964
                                                                         ----------------    ----------------

                 Balance, December 31, 2000                                  10,033,706            1,975,342
                 Acquisition                                                    371,418                   --
                 Disposition                                                   (295,909  )           (40,370 )
                 Provision for write-down of assets                            (156,645  )                --
                 Depreciation expense                                                --              217,884
                                                                         ----------------    ----------------

                 Balance, December 31, 2001                                   9,952,570            2,152,856
                 Dispositions                                                (1,638,532  )          (406,993 )
                 Depreciation expense                                                --              178,478
                                                                         ----------------    ----------------

                 Balance, December 31, 2002                                $  8,314,038         $  1,924,341
                                                                         ================    ================

            Property of Joint Venture in Which the Partnership has a 43%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 1999                                     $   376,086          $    64,337
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 2000                                     376,086               70,765
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 2001                                     376,086               77,193
                 Depreciation expense                                                --                6,428
                                                                         ----------------    ----------------

                 Balance, December 31, 2002                                 $   376,086          $    83,621
                                                                         ================    ================



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    ----------------
             Property of Joint Venture in Which the Partnership has a 53.12%
                 Interest and has Invested in Under an Operating Lease:

                   Balance, December 31, 1999                                $   623,496            $     --
                   Depreciation expense (d)                                           --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 2000                                    623,496                  --
                   Depreciation expense (d)                                           --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 2001                                    623,496                  --
                   Depreciation expense (d)                                           --                  --
                                                                         ----------------    ----------------

                   Balance, December 31, 2002                                $   623,496            $     --
                                                                         ================    ================

             Property in Which the Partnership has a 42.09% Interest as
               Tenants-in-Common and has Invested in Under an Operating Lease:

                  Balance, December 31, 1999                                $  1,091,464         $    47,524
                  Depreciation expense                                                --              21,687
                                                                         ----------------   -----------------

                  Balance, December 31, 2000                                   1,091,464              69,211
                  Depreciation expense                                                --              14,699
                  Reclassification to direct financing lease                    (650,622 )           (83,910 )
                                                                         ----------------   -----------------

                  Balance, December 31, 2001                                     440,842                  --
                  Depreciation expense (d)                                            --                  --
                                                                         ----------------   -----------------

                  Balance, December 31, 2002                                 $   440,842            $     --
                                                                         ================   =================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of in Which the Partnership has a 27.78% Interest as
              Tenants-in-Common and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  2,265,025         $    92,749
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    2,265,025             139,062
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    2,265,025             185,375
                 Depreciation expense                                                 --              46,313
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  2,265,025         $   231,688
                                                                         ================   =================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and the unconsolidated joint ventures for federal income tax purposes was $9,402,161 and $5,175,275, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) Effective January 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value as of January 1, 1994, and will be depreciated over its remaining estimated life of approximately 25 years.

(h) Effective February 1994, the lease for this Property was terminated, resulting in the lease's reclassification as an operating lease. The building was recorded at net book value as of February 1994 and will be depreciated over its remaining estimated life of approximately 25 years.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(i) During the year ended December 31, 1997, the Partnership and an affiliate, as tenants-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $1,091,464. Effective September 15, 2001, this Property was re-leased, resulting in a reclassification of the building portion of the lease as a capital lease.

                                  EXHIBIT INDEX

Exhibit Number

(c)      Exhibits

           3.1 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit
                   3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

           3.2 Amended and Restated Affidavit and Certificate of Limited Partnership of CNL Income Fund V, Ltd. (Included as Exhibit
                   3.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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