Form 10-Q
period 2003-03-31
CNL INCOME FUND V LTD
filed 2003-05-13
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                             CNL Income Fund V, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-2922869
--------------------------------              -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801
--------------------------------              -------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

                                    CONTENTS





Part I                                                               Page
                                                                     ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                            1

                  Condensed Statements of Income                      2

                  Condensed Statements of Partners' Capital           3

                  Condensed Statements of Cash Flows                  4

                  Notes to Condensed Financial Statements             5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                         9

   Item 4.    Controls and Procedures                                 9

Part II

   Other Information                                                  10-11

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,               December 31,
                                                                               2003                      2002
                                                                         ------------------       -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $   6,345,081             $   6,389,697
   Net investment in direct financing leases                                     1,188,125                 1,196,659
   Investment in joint ventures                                                  1,931,241                 1,933,290
   Cash and cash equivalents                                                       388,493                   456,266
   Receivables, less allowance for doubtful accounts
       of $8,040 in 2002                                                            24,883                    25,233
   Accrued rental income                                                           368,138                   362,640
   Other assets                                                                     10,457                     5,262
                                                                         ------------------       -------------------

                                                                             $  10,256,418             $  10,369,047
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $     21,846              $     10,324
   Real estate taxes payable                                                         3,590                     6,935
   Distributions payable                                                           351,233                   351,233
   Due to related parties                                                          209,376                   207,291
   Rents paid in advance and deposits                                               14,348                    16,126
                                                                         ------------------       -------------------
       Total liabilities                                                           600,393                   591,909

   Partners' capital                                                             9,656,025                 9,777,138
                                                                         ------------------       -------------------

                                                                             $  10,256,418             $  10,369,047
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  227,269         $  224,529
        Earned income from direct financing leases                                    32,593             33,423
        Contingent rental income                                                      23,513             10,036
        Interest and other income                                                      1,793              5,659
                                                                               --------------    ---------------
                                                                                     285,168            273,647
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          54,299             60,711
        Property expenses                                                              1,718              4,984
        State and other taxes                                                          3,748              4,992
        Depreciation                                                                  44,616             44,619
                                                                               --------------    ---------------
                                                                                     104,381            115,306
                                                                               --------------    ---------------

    Income Before Gain on Sale of Assets and Equity in
        Earnings of Joint Ventures                                                   180,787            158,341

    Gain on Sale of Assets                                                                --            571,757

    Equity in Earnings of Joint Ventures                                              49,333             50,700
                                                                               --------------    ---------------

    Income from Continuing Operations                                                230,120            780,798

    Discontinued Operations:
        Loss from discontinued operations                                                 --             (5,114 )
                                                                               --------------    ---------------

    Net Income                                                                    $  230,120         $  775,684
                                                                               ==============    ===============

    Net (Loss) Income Per Limited Partner Unit
        Continuing Operations                                                      $    4.60          $   15.61
        Discontinued Operations                                                           --              (0.10 )
                                                                               --------------    ---------------
                                                                                   $    4.60          $   15.51
                                                                               ==============    ===============


    Weighted Average Number of Limited Partner
        Units Outstanding                                                             50,000             50,000
                                                                               ==============    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Quarter Ended           Year Ended
                                                                          March 31,            December 31,
                                                                            2003                   2002
                                                                      ------------------     -----------------
  General partners:
      Beginning balance                                                    $    514,026          $    514,026
      Net income                                                                     --                    --
                                                                      ------------------     -----------------
                                                                                514,026               514,026
                                                                      ------------------     -----------------
  Limited partners:
      Beginning balance                                                       9,263,112            11,218,233
      Net income                                                                230,120             1,622,451
      Distributions ($7.02 and $71.55 per
         limited partner unit, respectively)                                   (351,233 )          (3,577,572 )
                                                                      ------------------     -----------------
                                                                              9,141,999             9,263,112
                                                                      ------------------     -----------------

  Total partners' capital                                                 $   9,656,025         $   9,777,138
                                                                      ==================     =================


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                               ----------------    ---------------
  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                    $   283,460         $  293,125
                                                                               ----------------    ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                                       --          1,902,808
                                                                               ----------------    ---------------
            Net cash provided by investing activities                                       --          1,902,808
                                                                               ----------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                            (351,233 )         (430,258 )
                                                                               ----------------    ---------------
            Net cash used in financing activities                                     (351,233 )         (430,258 )
                                                                               ----------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                 (67,773 )        1,765,675

  Cash and Cash Equivalents at Beginning of Quarter                                    456,266            313,783
                                                                               ----------------    ---------------

  Cash and Cash Equivalents at End of Quarter                                      $   388,493        $ 2,079,458
                                                                               ================    ===============

  Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fees incurred
            and unpaid at end of quarter                                              $     --          $  57,930
                                                                               ================    ===============

         Distributions declared and unpaid at end of
            quarter                                                                $   351,233        $ 1,512,607
                                                                               ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                       2003               2002
                                                                  ---------------    ---------------
                  Slaymaker Group, Inc.                                $  44,676         $   45,107
                  IHOP Properties, Inc.                                   34,864             34,864
                  Captain D's Realty, LLC                                 34,069                N/A
                  Golden Corral Corporation                                  N/A             33,038

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                                       2003               2002
                                                                  ---------------    ---------------
                  Golden Corral Family Steakhouse                      $  55,251         $   47,474
                  Tony Roma's                                             44,675             45,107
                  IHOP                                                    34,864             34,864
                  Captain D's                                             34,069                N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or the chain did not represent more than 10% of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains, will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 13 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $283,460 and $293,125 for the quarters ended March 31, 2003 and 2002, respectively. The decrease in cash from operating activities for the quarter ended March 31, 2003, as compared to the same period of 2002, was a result of changes in the Partnership's working capital.

         At March 31, 2003, the Partnership had $388,493 in cash and cash equivalents as compared to $456,266 at December 31, 2002. The funds remaining at March 31, 2003 will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, and for the quarter ended March 31, 2002, net sales proceeds from the sale of several Properties, the Partnership declared distributions to the limited partners of $351,233 and $1,512,607 for the quarters ended March 31, 2003 and 2002, respectively. This represents distributions of $7.02 and $30.25 per unit for the quarters ended March 31, 2003 and 2002, respectively. The distribution for the quarter ended March 31, 2002 included $1,150,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sale of several Properties. This special distribution during the quarter ended March 31, 2002 was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $737,585 was applied toward the limited partners' 10% Preferred Return and the balance of $412,415 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties in previous years, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained fixed and are expected to remain fixed. Due to the above mentioned sales of Properties, and to current and anticipated cash from operations, distributions of net cash flow were adjusted during the quarters ended March 31, 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership were $600,393 at March 31, 2003, as compared to $591,909 at December 31, 2002. The increase was partially attributable to an increase in accounts payable. Total liabilities at March 31, 2003, to the extent they exceed cash and cash equivalents at March 31, 2003, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $259,862 during the quarter ended March 31, 2003, as compared to $257,952 during the same period of 2002. During the quarter ended March 31, 2003, the Partnership also earned $23,513 in contingent rental income, as compared to $10,036 for the same period of 2002. The increase in contingent rental income was due to an increase in sales reported by a tenant and due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         The Partnership also earned $49,333 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $50,700 during the same period of 2002.

         During the quarter ended March 31, 2003, three lessees of the Partnership, Slaymaker Group, Inc., IHOP Properties, Inc., and Captain D's Realty, LLC, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter ended March 31, 2003, four Restaurant Chains, Golden Corral Family Steakhouse, Tony Roma's Famous for Ribs Restaurants, IHOP and Captain D's, each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including the Partnership's share of the rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $104,381 during the quarter ended March 31, 2003, as compared to $115,306 during the same period of 2002. Operating expenses were higher during the quarter ended March 31, 2002 because the Partnership incurred certain expenses such as real estate taxes, as a result of the tenant of the Property in Lawrenceville, Georgia terminating its lease. In June 2002, the Partnership sold the Property and did not incur any additional expenses relating to this Property after the sale had occurred.

         During the year ended December 31, 2002, the Partnership identified and sold one Property that was classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses) of $5,114 relating to this Property during the quarter ended March 31, 2002. The Partnership sold the Property in Lawrenceville, Georgia subsequent to March 31, 2002.

         As a  result  of the  sale  of the  Properties  in  West  Lebanon,  New
Hampshire and Bountiful, Utah, during the quarter ended March 31, 2002, the Partnership recognized gains of $571,757.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 2003.

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

Date:  May 12, 2003


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

Date:  May 12, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

        (b)  Exhibits

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