Form 10-Q
period 2003-06-30
CNL INCOME FUND V LTD
filed 2003-08-13
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

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
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,                December 31,
                                                                               2003                      2002
                                                                         ------------------       -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $   5,912,840             $   5,994,920
   Net investment in direct financing leases                                     1,179,371                 1,196,659
   Real estate held for sale                                                       387,625                   398,914
   Investment in joint ventures                                                  1,932,228                 1,933,290
   Cash and cash equivalents                                                       284,717                   456,266
   Receivables, less allowance for doubtful accounts
       of $20,110 and $8,040, respectively                                          21,274                    25,233
   Due from related parties                                                          2,624                        --
   Accrued rental income                                                           367,066                   358,503
   Other assets                                                                      7,099                     5,262
                                                                         ------------------       -------------------

                                                                             $  10,094,844             $  10,369,047
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                           $     16,353              $     10,324
   Real estate taxes payable                                                         5,921                     6,935
   Distributions payable                                                           281,571                   351,233
   Due to related parties                                                          208,380                   207,291
   Rents paid in advance and deposits                                                8,561                    16,126
                                                                         ------------------       -------------------
       Total liabilities                                                           520,786                   591,909

   Partners' capital                                                             9,574,058                 9,777,138
                                                                         ------------------       -------------------

                                                                             $  10,094,844             $  10,369,047
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Six Months Ended
                                                                      June 30,                        June 30,
                                                               2003              2002           2003            2002
                                                           -------------     -------------  -------------- ---------------
Revenues:
    Rental income from operating leases                      $  205,558         $ 213,717      $  411,142      $  423,807
    Earned income from direct financing leases                   32,372            33,224          64,965          66,647
    Contingent rental income                                     11,316             6,870          34,301          16,906
    Interest and other income                                        41             3,975           1,003           8,393
                                                           -------------     -------------  -------------- ---------------
                                                                249,287           257,786         511,411         515,753
                                                           -------------     -------------  -------------- ---------------

Expenses:
    General operating and administrative                         39,577            49,106          94,169         109,817
    Property related                                                 --            15,988           1,009          20,260
    State and other taxes                                         1,000             4,813           4,748           9,805
    Depreciation                                                 41,040            41,044          82,080          82,087
                                                           -------------     -------------  -------------- ---------------
                                                                 81,617           110,951         182,006         221,969
                                                           -------------     -------------  -------------- ---------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                  167,670           146,835         329,405         293,784

Gain on Sale of Assets                                               --                --              --         571,759

Equity in Earnings of Joint Ventures                             49,664            46,534          98,997          97,235
                                                           -------------     -------------  -------------- ---------------

Income from Continuing Operations                               217,334           193,369         428,402         962,778
                                                           -------------     -------------  -------------- ---------------

Discontinued Operations:
    Income (Loss) from discontinued operations                  (17,731 )           8,312           1,321          14,588
    Gain on disposal of discontinued operations                      --           193,496              --         193,496
                                                           -------------     -------------  -------------- ---------------
                                                                (17,731 )         201,808           1,321         208,084
                                                           -------------     -------------  -------------- ---------------

Net Income                                                   $  199,603         $ 395,177      $  429,723     $ 1,170,862
                                                           =============     =============  ============== ===============

Income (Loss) Per Limited Partner Unit
    Continuing Operations                                     $    4.34          $   3.86       $    8.56      $    19.26
    Discontinued Operations                                       (0.35 )            4.04            0.03            4.16
                                                           -------------     -------------  -------------- ---------------

                                                              $    3.99          $   7.90       $    8.59      $    23.42
                                                           =============     =============  ============== ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000            50,000          50,000          50,000
                                                           =============     =============  ============== ===============


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Six Months Ended           Year Ended
                                                                         June 30,              December 31,
                                                                           2003                    2002
                                                                    --------------------     -----------------
  General partners:
      Beginning balance                                                   $     514,026          $    514,026
      Net income                                                                     --                    --
                                                                    --------------------     -----------------
                                                                                514,026               514,026
                                                                    --------------------     -----------------
  Limited partners:
      Beginning balance                                                       9,263,112            11,218,233
      Net income                                                                429,723             1,622,451
      Distributions ($12.66 and $71.55 per
         limited partner unit, respectively)                                   (632,803 )          (3,577,572 )
                                                                    --------------------     -----------------
                                                                              9,060,032             9,263,112
                                                                    --------------------     -----------------

  Total partners' capital                                                $    9,574,058         $   9,777,138
                                                                    ====================     =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                    2003               2002
                                                                               ----------------    ---------------
  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                    $   530,916         $  514,883
                                                                               ----------------    ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                                       --          2,749,808
                                                                               ----------------    ---------------
            Net cash provided by investing activities                                       --          2,749,808
                                                                               ----------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                            (702,465 )       (1,942,759 )
                                                                               ----------------    ---------------
            Net cash used in financing activities                                     (702,465 )       (1,942,759 )
                                                                               ----------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                (171,549 )        1,321,932

  Cash and Cash Equivalents at Beginning of Period                                     456,266            313,783
                                                                               ----------------    ---------------

  Cash and Cash Equivalents at End of Period                                       $   284,717        $ 1,635,715
                                                                               ================    ===============

  Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fees incurred
            and unpaid at end of period                                               $     --         $   83,430
                                                                               ================    ===============

         Distributions declared and unpaid at end of
            period                                                                 $   281,571        $ 1,362,501
                                                                               ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:

         During 2002, the Partnership identified and sold one property that was classified as Discontinued Operations in the accompanying financial statements. As of June 30, 2003, the Partnership was negotiating an agreement to sell its property in Livingston, Texas. The property was reclassified from real estate properties with operating leases to real estate held for sale. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations - Continued:

         The operating results of discontinued operations are as follows:

                                                    Quarter Ended June 30,         Six Months Ended June 30,
                                                    2003              2002           2003           2002
                                                 ------------     -------------   -----------  ---------------
         Rental revenues                         $        --         $  15,591      $ 23,044       $   30,194
         Expenses                                    (12,604 )          (7,279 )     (16,596 )        (15,606 )
         Provision for write-down of assets           (5,127 )              --        (5,127 )             --
                                                 ------------     -------------   -----------  ---------------

             Income (loss) from discontinued
                operations                         $ (17,731 )       $   8,312      $  1,321       $   14,588
                                                 ============     =============   ===========  ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002 and 2003, the Partnership owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $530,916 and $514,883 for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the Partnership had $284,717 in cash and cash equivalents as compared to $456,266 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at a commercial bank. Total liabilities at June 30, 2003, to the extent they exceed cash and cash equivalents at June 30, 2003, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2002, net sales proceeds from the sale of several Properties, the Partnership declared distributions to the limited partners of $632,803 and $2,875,002 for the six months ended June 30, 2003 and 2002, respectively, ($281,571 and $1,362,501 for the quarters ended June 30, 2003 and 2002, respectively). This represents distributions of $12.66 and $57.50 per unit for the six months ended June 30, 2003 and 2002, respectively, ($5.63 and $27.25 per unit for the quarters ended June 30, 2003 and 2002, respectively). The distribution for the six months ended June 30, 2002 included $2,150,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sale of several Properties. This special distribution during the six months ended June 30, 2002 was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $979,322 was applied toward the limited partners' 10% Preferred Return and the balance of $1,170,678 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties in previous years, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained fixed and are expected to remain fixed. Due to the above mentioned sales of Properties, and to current and anticipated cash from operations, distributions of net cash flow were adjusted during the six months ended June 30, 2003 and 2002. No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership were $520,786 at June 30, 2003, as compared to $591,909 at December 31, 2002. The decrease was primarily attributable to a decrease in distributions payable. Total liabilities at June 30, 2003, to the extent they exceed cash and cash equivalents at June 30, 2003, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $476,107 during the six months ended June 30, 2003, as compared to $490,454 during the same period of 2002, $237,930 and $246,941 of which were earned during the second quarter of 2003 and 2002, respectively. The decrease in rental revenues during the quarter and six months ended June 30, 2003 was attributable to the sales of two Properties during the six months ended June 30, 2002.

         The Partnership also earned $34,301 in contingent rental income during the six months ended June 30, 2003, as compared to $16,906 during the same period of 2002, $11,316 and $6,870 of which were earned during the second quarters of 2003 and 2002, respectively. The increase in contingent rental income during the quarter and six months ended June 30, 2003, as compared to the same period of 2002, was primarily due to an increase in reported gross sales by certain restaurant Properties, the leases of which require the payment of contingent rent.

         The Partnership also earned $98,997 attributable to net income earned by joint ventures during the six months ended June 30, 2003, as compared to $97,235 during the same period of 2002, $49,664 and $46,534 of which were earned during the quarters ended June 30, 2003 and 2002, respectively.

         Operating expenses, including depreciation expense, were $182,006 during the six months ended June 30, 2003, as compared to $221,969 during the same period of 2002, $81,617 and $110,951 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2003, as compared to the same periods of 2002 was primarily due to a decrease in costs incurred for administrative expenses for servicing the Partnership and its Properties. Operating expenses were higher during the quarter and six months ended June 30, 2002 because the Partnership incurred expenses such as legal fees and repairs and maintenance related to the Property in West Lebanon, New Hampshire. The Partnership will not incur expenses related to this Property in the future.

         During the year ended December 31, 2002, the Partnership identified and sold one Property that was classified as Discontinued Operations in the accompanying financial statements. During the six months ended June 30, 2003, the Partnership identified an additional Property for sale. The Partnership recognized net rental income (rental revenues less Property related expenses) of $1,321 and $14,588 during the six months ended June 30, 2003 and 2002, respectively, in connection with these Properties. The Partnership recognized a net rental loss of $17,731 and net rental income of $8,312 during the quarters ended June 30, 2003 and 2002, respectively. In June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant and recognized a gain on disposal of discontinued operations of $193,496.

         As a result of the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah, during the six months ended June 30, 2002, the Partnership recognized gains of $571,759. These Properties had been identified for sale as of December 31, 2001 and were not subject to be classified as Discontinued Operations.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2003.

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

                    31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                    32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2