Form 10-Q
period 2003-09-30
CNL INCOME FUND V LTD
filed 2003-11-13
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,             December 31,
                                                                               2003                      2002
                                                                         ------------------       -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $   5,702,015             $   5,825,135
   Net investment in direct financing leases                                     1,170,388                 1,196,659
   Real estate held for sale                                                       484,676                   568,699
   Investment in joint ventures                                                  1,926,867                 1,933,290
   Cash and cash equivalents                                                       262,778                   456,266
   Receivables, less allowance for doubtful accounts
       of $47,951 and $8,040, respectively                                           9,370                    25,233
   Accrued rental income                                                           370,818                   358,503
   Other assets                                                                      9,869                     5,262
                                                                         ------------------       -------------------

                                                                             $   9,936,781             $  10,369,047
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                       $     9,773              $     10,324
   Real estate taxes payable                                                         8,252                     6,935
   Distributions payable                                                           281,571                   351,233
   Due to related parties                                                          206,367                   207,291
   Rents paid in advance and deposits                                               12,807                    16,126
                                                                         ------------------       -------------------
       Total liabilities                                                           518,770                   591,909

   Commitment (Note 5)

   Partners' capital                                                             9,418,011                 9,777,138
                                                                         ------------------       -------------------

                                                                             $   9,936,781             $  10,369,047
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2003              2002           2003            2002
                                                           -------------     -------------  -------------- ---------------
Revenues:
    Rental income from operating leases                      $  194,604         $ 204,184      $  605,746      $  627,991
    Earned income from direct financing leases                   32,144            33,019          97,109          99,666
    Contingent rental income                                     13,394            16,105          47,695          33,011
    Interest and other income                                     1,004             1,486           2,007           9,879
                                                           -------------     -------------  -------------- ---------------
                                                                241,146           254,794         752,557         770,547
                                                           -------------     -------------  -------------- ---------------

Expenses:
    General operating and administrative                         41,481            41,558         135,650         151,418
    Property related                                              4,673             3,834           5,682          24,094
    State and other taxes                                           200                --           4,948           9,805
    Depreciation                                                 41,040            41,043         123,120         123,130
    Provision for write-down of assets                           72,734                --          72,734              --
                                                           -------------     -------------  -------------- ---------------
                                                                160,128            86,435         342,134         308,447
                                                           -------------     -------------  -------------- ---------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                   81,018           168,359         410,423         462,100

Gain on Sale of Assets                                               --                --              --         571,759

Equity in Earnings of Joint Ventures                             49,162            50,763         148,159         147,998
                                                           -------------     -------------  -------------- ---------------

Income from Continuing Operations                               130,180           219,122         558,582       1,181,857
                                                           -------------     -------------  -------------- ---------------

Discontinued Operations:
    Income (Loss) from discontinued operations                   (4,656 )          19,563          (3,335 )        34,194
    Gain on disposal of discontinued operations                      --                --              --         193,496
                                                           -------------     -------------  -------------- ---------------
                                                                 (4,656 )          19,563          (3,335 )       227,690
                                                           -------------     -------------  -------------- ---------------

Net Income                                                   $  125,524         $ 238,685      $  555,247     $ 1,409,547
                                                           =============     =============  ============== ===============

Income (Loss) Per Limited Partner Unit
    Continuing Operations                                     $    2.60          $   4.38       $   11.17      $    23.64
    Discontinued Operations                                       (0.09 )            0.39           (0.07 )          4.55
                                                           -------------     -------------  -------------- ---------------

                                                              $    2.51          $   4.77       $   11.10      $    28.19
                                                           =============     =============  ============== ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                            50,000            50,000          50,000          50,000
                                                           =============     =============  ============== ===============


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                       Nine Months Ended           Year Ended
                                                         September 30,            December 31,
                                                              2003                    2002
                                                      ---------------------     -----------------
  General partners:
      Beginning balance                                     $      514,026          $    514,026
      Net income                                                        --                    --
                                                      ---------------------     -----------------
                                                                   514,026               514,026
                                                      ---------------------     -----------------
  Limited partners:
      Beginning balance                                          9,263,112            11,218,233
      Net income                                                   555,247             1,622,451
      Distributions ($18.29 and $71.55 per
         limited partner unit, respectively)                      (914,374 )          (3,577,572 )
                                                      ---------------------     -----------------
                                                                 8,903,985             9,263,112
                                                      ---------------------     -----------------

  Total partners' capital                                  $     9,418,011         $   9,777,138
                                                      =====================     =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2003               2002
                                                                               ----------------    ---------------
  Net Cash Provided by Operating Activities                                        $   790,548         $  793,251
                                                                               ----------------    ---------------

  Cash Flows from Investing Activities:
      Proceeds from sale of assets                                                          --          2,749,808
                                                                               ----------------    ---------------
         Net cash provided by investing activities                                          --          2,749,808
                                                                               ----------------    ---------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                               (984,036 )       (3,305,365 )
                                                                               ----------------    ---------------
         Net cash used in financing activities                                        (984,036 )       (3,305,365 )
                                                                               ----------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                (193,488 )          237,694

  Cash and Cash Equivalents at Beginning of Period                                     456,266            313,783
                                                                               ----------------    ---------------

  Cash and Cash Equivalents at End of Period                                       $   262,778         $  551,477
                                                                               ================    ===============

  Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fees incurred
            and unpaid at end of period                                               $     --         $   83,430
                                                                               ================    ===============

         Distributions declared and unpaid at end of
            period                                                                 $   281,571         $  351,233
                                                                               ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Real Estate Properties with Operating Leases

         As of September 30, 2003, the Partnership identified for sale excess land in Connorsville, Indiana which was not needed for the operation of its restaurant. As a result, the Partnership reclassified the parcel of land from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell and as a result, the Partnership recorded a provision for write-down of assets of approximately $72,700 during the quarter and nine months ended September 30, 2003.

4.       Discontinued Operations

         During 2002, the Partnership identified and sold one property that was classified as Discontinued Operations in the accompanying financial statements. As of September 30, 2003, the Partnership had identified for sale the property in Livingston, Texas. The property was reclassified from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell.

         The operating results of discontinued operations are as follows:

                                                         Quarter Ended                 Nine Months Ended
                                                         September 30,                   September 30,
                                                    2003              2002           2003           2002
                                                 ------------     -------------   -----------  ---------------
         Rental revenues                             $   693         $  32,349      $ 23,737       $   62,543
         Expenses                                     (5,349 )         (12,786 )     (21,945 )        (28,349 )
         Provision for write-down of assets               --                --        (5,127 )             --
                                                 ------------     -------------   -----------  ---------------

             Income (loss) from discontinued
                operations                         $  (4,656 )       $  19,563      $ (3,335 )     $   34,194
                                                 ============     =============   ===========  ===============

5.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                   2003              2002
                                              ---------------    -------------

               Slaymaker Group, Inc.              $  133,675       $  135,008
               IHOP Properties, Inc.                 104,591          104,591
               Golden Corral Corporation              99,113           99,113
               Captain D's Realty, LLC                93,410              N/A

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


5.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from unconsolidated joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                     2003            2002
                                                -------------    -------------

               Tony Roma's                        $  133,675       $  135,008
               Golden Corral Family Steakhouse
                    Restaurants                      118,909          149,473
               IHOP                                  104,591          104,591
               Arby's                                 95,731           98,412
               Captain D's                            93,410              N/A

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or restaurant chain did not represent more than 10% of the Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

6.       Commitment

         In August 2003, the Partnership entered into two separate contracts with third parties to sell the property in Livingston, Texas and a parcel of land in Connorsville, Indiana.

7.       Subsequent Events

         In October 2003, Chevy's, Inc., the tenant of the property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 27.78% interest in this property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

         In November 2003, the Partnership sold the parcel of land in Connorsville, Indiana for $150,000 and received net sales proceeds of approximately $97,000. Because the Partnership recorded a provision for write-down of assets for this property in September 2003, no gain or loss was recognized in November 2003 relating to this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002 and 2003, the Partnership owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $790,548 and $793,251 for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the Partnership had $262,778 in cash and cash equivalents as compared to $456,266 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at September 30, 2003 will be used toward the payment of distributions and other liabilities.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 27.78% interest in this Property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were rejected, will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease or sell the Property in a timely manner.

         In August 2003, the Partnership entered into a contract to sell excess land in Connorsville, Indiana which was not needed for the operation of its restaurant. In November 2003, the Partnership sold the parcel of land and received net sales proceeds of approximately $97,000. Because the Partnership recorded a provision for write-down of assets for this Property in September 2003, no gain or loss was recognized in November 2003 relating to this sale. The Partnership intends to use the proceeds received from the sale to pay Partnership liabilities, including distributions to the Limited Partners.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2002, net sales proceeds from the sale of several Properties, the Partnership declared distributions to the limited partners of $914,374 and $3,226,340 for the nine months ended September 30, 2003 and 2002, respectively, ($281,571 and $351,233 for the quarters ended September 30, 2003 and 2002, respectively). This represents distributions of $18.29 and $64.53 per unit for the nine months ended September 30, 2003 and 2002, respectively, ($5.63 and $7.02 per unit for the quarters ended September 30, 2003 and 2002, respectively). The distribution for the nine months ended September 30, 2002 included $2,150,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2002 sale of several Properties. This special distribution during the nine months ended September 30, 2002 was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $979,322 was applied toward the limited partners' 10% Preferred Return and the balance of $1,170,678 was treated as a return of capital for purposes of calculating the limited partners' 10%
Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties in previous years, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained fixed and are expected to remain fixed. Due to the above mentioned sales of Properties, and to current and anticipated cash from operations, distributions of net cash flow were adjusted during the nine months ended September 30, 2003 and 2002. No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities were $518,770 at September 30, 2003, as compared to $591,909 at December 31, 2002. The decrease was primarily attributable to a decrease in distributions payable. Total liabilities at September 30, 2003, to the extent they exceed cash and cash equivalents at September 30, 2003, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $702,855 during the nine months ended September 30, 2003, as compared to $727,657 during the same period of 2002, $226,748 and $237,203 of which were earned during the third quarter of 2003 and 2002, respectively. The decrease in rental revenues during the quarter and nine months ended September 30, 2003, as compared to the same period of 2002, was primarily the result of a lease amendment related to the Property in Connorsville, Indiana. The general partners do not believe that the amendment will have a material adverse effect on the results of operations of the Partnership. The decrease in rental revenues during the quarter and nine months ended September 30, 2003 was also partially attributable to the sale of a Property during the nine months ended September 30, 2002.

         The Partnership also earned $47,695 in contingent rental income during the nine months ended September 30, 2003, as compared to $33,011 during the same period of 2002, $13,394 and $16,105 of which were earned during the third quarters of 2003 and 2002, respectively. The increase in contingent rental income during the nine months ended September 30, 2003, as compared to the same period of 2002, was partially due to an increase in reported gross sales by certain restaurant Properties, the leases of which require the payment of contingent rent.

         The Partnership also earned $148,159 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $147,998 during the same period of 2002, $49,162 and $50,763 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures during the nine months ended September 30, 2003, as compared to the same period of 2002, remained constant as there was no change in the leased Property portfolio owned by the joint ventures and tenancies in common.

         During the nine months ended September 30, 2003, four lessees of the Partnership, Slaymaker Group, Inc., IHOP Properties, Inc., Golden Corral Corporation, and Captain D's Realty, LLC each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the nine months ended September 30, 2003, five restaurant chains, Tony Roma's, Golden Corral Family Steakhouse Restaurants, IHOP, Arby's and Captain D's each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these five restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $342,134 during the nine months ended September 30, 2003, as compared to $308,447 during the same period of 2002, $160,128 and $86,435 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2003, as compared to the same periods of 2002 was a result of the Partnership recording a provision for write-down of assets of approximately $72,700 related to the parcel of land in Connorsville, Indiana, in anticipation of its sale. The increase during the nine months ended September 30,2003 was partially offset by a decrease in costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the nine months ended September 30, 2002, the Partnership incurred expenses such as legal fees and repairs and maintenance related to the Property in West Lebanon, New Hampshire, which was sold during 2002.

         During the year ended December 31, 2002, the Partnership identified and sold one Property that was classified as Discontinued Operations in the accompanying financial statements. During the nine months ended September 30, 2003, the Partnership identified an additional Property for sale. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $34,194 during the nine months ended September 30, 2002, in connection with these Properties. In June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant and recognized a gain on disposal of discontinued operations of $193,496. The Partnership recognized net rental income of $19,563 during the quarter ended September 30, 2002 and net rental losses of $4,656 and $3,335 during the quarter and nine months ended September 30, 2003, respectively, relating to the Property in Livingston, Texas. The net rental loss during the nine months ended September 30, 2003 was a result of the Partnership recording a provision for write-down of assets of approximately $5,100. The provision represented the difference between the carrying value of the Property and its estimated fair value. As of November 13, 2003, the Property in Livingston, Texas had not yet been sold.

         As a result of the sale of the Properties in West Lebanon, New Hampshire and Bountiful, Utah, during the nine months ended September 30, 2002, the Partnership recognized gains of $571,759. These Properties were identified for sale as of December 31, 2001. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of November, 2003.

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