Form 10-K
period 2003-12-31
CNL INCOME FUND V LTD
filed 2004-03-30
CIK 837985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 17 Properties directly and held interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. During the year ended December 31, 2001, the Partnership sold its Property in Daleville, Indiana. During the year ended December 31, 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire; Bountiful, Utah, and Lawrenceville, Georgia. During the year ended December 31, 2003, the Partnership sold a parcel of land in Connorsville, Indiana which was not needed for the operations of its restaurant. As of December 31, 2003, the Partnership owned 12 Properties directly and held interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

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

         Generally, the leases of the Properties provide for two to four successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 13 of the Partnership's 16 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the General Partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 27.78% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

Major Tenants

         During 2003, three lessees of the Partnership, Slaymaker Group, Inc.; IHOP Properties, Inc.; and Golden Corral Corporation each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Slaymaker Group, Inc.; IHOP Properties, Inc.; and Golden Corral Corporation were each the lessee under a lease relating to one Property. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, four Restaurant Chains, Tony Romas, Golden Corral Buffet and Grill ("Golden Corral"), IHOP, and Arby's each accounted for more than 10% of the Partnership's total rental revenues in 2003 (including the Partnership's share of the total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2003, no single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

         Entity Name             Year      Ownership               Partners                   Property

Cocoa Joint Venture              1988       43.00 %     CNL Income Fund IV, Ltd.         Cocoa, FL

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
     Ltd., Tenants in Common








         Entity Name             Year      Ownership               Partners                   Property

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the
Partnership  in  responding  to tenant  inquiries  and  notices,  and  providing information  to  the  Partnership  about  the  status  of  the  leases  and  the
Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross operating revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services. Under the property management agreement, the management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2003, the Partnership owned 16 Properties. Of the 16 Properties, 12 are owned by the Partnership in fee simple, two are owned indirectly through joint venture arrangements and two are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 19,600 to 135,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by state.

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
                                                                  =====

         Buildings. Generally, each of the Properties owned, either directly or indirectly, by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,700 to 10,100 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 31.5 and 39 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and unconsolidated joint ventures (including Properties owned indirectly through tenancy-in-common arrangements) for federal income tax purposes was $9,232,377 and $5,175,275, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by Restaurant Chain.

               Restaurant Chain                     Number of Properties

                Arby's                                       2
                Captain D's                                  2
                Chevy's Fresh Mex                            1
                Del Taco                                     1
                Denny's                                      1
                Golden Corral                                2
                IHOP                                         1
                Pizza Hut                                    1
                Ruby Tuesday                                 1
                Taco Bell                                    1
                Tony Romas                                   1
                Waffle House                                 1
                Wendy's                                      1
                                                          -----
                TOTAL PROPERTIES                            16
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for the years ended December 31:

                                 2003             2002              2001              2000                1999
                             -------------    --------------    -------------     --------------     ---------------

Rental Revenues (1)(2)       $ 1,224,696      $ 1,300,361        $ 1,476,917        $ 1,633,709         $ 1,721,252
Properties (2)                         15                16               18                 18                  20
Average Rent per
    Property                    $  81,646     $      81,273        $  82,051          $  90,762           $  86,063
Occupancy Rate                        94%              100%              90%                81%                 87%

(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned indirectly through joint venture and tenancy in common arrangements.

(2) Excludes Properties that were vacant at December 31 and that did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for each of the next ten years and thereafter.

                                                                                     Percentage of
             Expiration               Number             Annual Rental               Gross Annual
              Year                  of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                              1                $ 132,151                  10.90%
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                             --                       --                      --
              2008                              5                  263,519                  21.74%
              2009                              2                  150,736                  12.44%
              2010                             --                       --                      --
              2011                             --                       --                      --
              2012                              1                   68,296                   5.63%
              2013                             --                       --                      --
              Thereafter                        6                  597,724                  49.29%
                                        ----------            -------------           -------------
              Total (1)                        15              $ 1,212,426                 100.00%
                                        ==========            =============           =============

(1) Excludes one Property which was vacant and did not generate rental revenues.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business -Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Slaymaker Group, Inc. leases one Tony Romas restaurant pursuant to one lease with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is approximately $167,500.

         Golden Corral Corporation leases one Golden Corral restaurant pursuant to one lease with an initial term of 15 years (expiring in 2004). The minimum base annual rent for the lease is approximately $132,100.

         IHOP Properties, Inc. leases one IHOP restaurant pursuant to one lease with an initial term of 20 years (expiring in 2017). The minimum base annual rent for the lease is approximately $132,200.


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners nor any affiliate of the Partnership, nor any of their respective Properties, is a party to, or subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 2,423 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $282 to $475 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                            2003 (1)                                   2002 (1)
                               ------------------------------------     ---------------------------------------
                                 High          Low         Average        High          Low          Average
                               ---------    ----------    ----------    ---------    ----------     -----------

       First Quarter              $ 222         $ 191         $ 208        $ 278         $ 206           $ 233
       Second Quarter               319           132           245          245           245             245
       Third Quarter                390           220           270          246           213             229
       Fourth Quarter               285           225           248          254            75             197

(1) A total of 698 and 443 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $1,195,945 and $3,577,572, respectively, to the Limited Partners. Distributions during 2002 included a special distribution of $2,150,000 as a result of the distribution of sales proceeds from the sales of the Properties in Huron, Ohio; West Lebanon, New Hampshire; Bountiful, Utah and Lawrenceville, Georgia. The special distribution in 2002 was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $979,322 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,170,678 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of Properties during 2001 and 2002, the Partnership's total revenues were reduced during 2002 and 2003 and are expected to remain reduced in subsequent years. The decrease in Partnership revenues, combined with the fact that a significant portion of the Partnership's expenses are fixed in nature, resulted in a decrease in cash distributions to the Limited Partners commencing during the quarters ended March and September 2002 and June 2003. No distributions have been made to the General Partners to date.

         As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

             Quarter Ended                   2003                2002
        -------------------------       ---------------     ----------------

        March 31                            $  351,232          $ 1,512,606
        June 30                                281,571            1,362,501
        September 30                           281,571              351,233
        December 31                            281,571              351,232

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data

                                            2003             2002              2001             2000              1999
                                        -------------    --------------    -------------    --------------    -------------

Year ended December 31:
Continuing Operations (4):
  Revenues                                $ 1,013,540       $ 1,024,153      $1,261,978        $1,294,848       $1,353,192
  Equity in earnings of
     unconsolidated joint
     ventures                                 195,986           198,037         157,935           151,430          337,698
     Income from continuing
       operations (1)                         793,468         1,394,238         949,278           811,968        1,274,973

Discontinued Operations (4):
     Revenues                                  25,902            70,832         158,845           184,187          187,258
     Income (loss) from and gain
      on disposal of
      discontinued operations (3)              (2,020 )         228,213          (3,305  )        157,602          160,673

   Net income                                 791,448         1,622,451         945,973           969,570        1,435,646

Income (loss) per Unit:
   Continuing operations                    $   15.87          $  27.88        $  18.99         $   16.24        $   25.50
   Discontinued operations                      (0.04 )            4.57           (0.07  )           3.15             3.21
                                        -------------    --------------    -------------    --------------    -------------
                                            $   15.83          $  32.45        $  18.92         $   19.39        $   28.71
                                        =============    ==============    =============    ==============    =============

   Cash distributions declared (2)          1,195,945       $ 3,577,572      $3,471,032        $2,375,000       $2,000,000

   Cash distributions
     declared per unit (2)                      23.92             71.55           69.42             47.50            40.00

   At December 31:
   Total assets                           $ 9,907,243      $ 10,369,047     $12,306,054       $14,848,256      $16,680,780
   Total partners' capital                  9,372,641         9,777,138      11,732,259        14,257,318       15,662,748

(1) Income from continuing operations for the years ended December 31, 2002, 2001, 2000, and 1999 includes $571,759, $171,130, $15,088, and
         $396,066, respectively, from gains on sale of assets. For the years ended December 31, 2003, 2001, 2000, and 1999 income from continuing operations includes $72,734, $156,643, $142,373, and $308,310 for provisions for write-down of assets. For the year ended December 31, 2000 income from continuing operations includes $9,763 from gain on dissolution of consolidated joint venture.

(2) Distributions for the years ended December 31, 2002, 2001 and 2000 included special distributions to the Limited Partners of $2,150,000, $1,750,000 and $500,000, respectively.

(3) Income from discontinued operations for the year ended December 31, 2002 includes $193,496 in gains from sales of assets. Loss from discontinued operations for the years ended December 31, 2003 and 2001 includes a provision for write-down of assets of $5,127 and $134,726, respectively.

(4) Certain items in the prior years' financial data have been reclassified to conform to 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 17, 1988, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $42,000 to $222,800. The majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2001, the Partnership directly owned 16 Properties and owned four Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2003 and 2002, the Partnership owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the years ended December 31, 2003, 2002, and 2001, the Partnership generated cash from operating activities of $1,090,687, $1,049,272, and $1,365,832, respectively. The increase in cash from operating activities during 2003 as compared to 2002 and the decrease in 2002, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

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

         During the year ended December 31, 1999, the Partnership collected $1,043,770 representing the outstanding balance of a promissory note issued in connection with the 1996 sale of a Property in St. Cloud, Florida. During 2000, the Partnership distributed $500,000 of the amount collected as a special distribution to the Limited Partners, and the majority of the remaining net sales proceeds were distributed in 2001.

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

         During 2002, the Partnership sold its Properties in Huron, Ohio; West Lebanon, New Hampshire; and Bountiful, Utah and received net sales proceeds aggregating approximately $1,902,800. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of these Properties. Since the Partnership had recorded provisions for write-down of assets in previous years relating to the Property in Huron, Ohio because the tenant terminated its lease in 2001, no gain or loss was recorded on the sale. In addition, in June 2002, the Partnership sold its Property in Lawrenceville, Georgia to the tenant and received net sales proceeds of $847,000, resulting in a gain on disposal of discontinued operations of approximately $193,500. In connection with these sales, the Partnership incurred deferred, real estate disposition fees of $83,430. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership used the majority of the net sales proceeds to pay special distributions to the Limited Partners, and used the remaining funds to pay Partnership liabilities.

         In November 2003, the Partnership sold an excess parcel of land in Connorsville, Indiana and received net sales proceeds of approximately $97,000. Because the Partnership had previously recorded a provision for write-down of assets of approximately $72,700 for this Property, no gain or loss was recognized relating to the sale. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $4,500. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10% Preferred Return, plus their adjusted capital contributions. The General Partners intend to use the proceeds received from the sale to pay Partnership liabilities, including distributions to the Limited Partners.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the General Partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 27.78% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant rejects this lease will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

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

         At December 31, 2003, the Partnership had $378,396 in cash and cash equivalents as compared to $456,266 at December 31, 2002. At December 31, 2003, these funds were held in a non-interest bearing demand deposit account at a commercial bank. The funds remaining at December 31, 2003, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operating activities, and for the years ended December 31, 2002 and 2001, a portion of the sales proceeds received from the sales of the Properties, and collection of amounts due under two promissory notes, the Partnership declared distributions to the Limited Partners of $1,195,945, $3,577,572, and $3,471,032 for the years ended December 31, 2003, 2002 and 2001, respectively. This represents distributions of $23.92, $71.55 and $69.42 per Unit for the years ended December 31, 2003, 2002, and 2001, respectively. Distributions during 2002 included a special distribution of $2,150,000 as a result of the distribution of sales proceeds from the sales of the Properties in West Lebanon, New Hampshire; Bountiful, Utah and Lawrenceville, Georgia. Distributions during 2001 included a special distribution of $1,750,000 as a result of the distribution of sales proceeds from the sale of the Property in Daleville, Indiana and the distribution of amounts collected from the promissory notes related to the 1995 and 1996 sales of the Properties in Myrtle Beach, South Carolina and St. Cloud, Florida, respectively. The special distributions in 2002 and 2001 were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $979,322 and $1,336,152 were applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,170,678 and $413,848 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the Limited Partners' invested capital contributions (which is generally the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $7,389 and $10,161, respectively, to affiliates for accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. In addition, during 2003 and 2002, the Partnership incurred $4,500 and $83,430, respectively, in real estate disposition fees due to an affiliate as a result of its services in connection with the sale of the parcel of land in 2003 and four Properties in 2002. As of December 31, 2003 and 2002, the Partnership owed $201,630 and $197,130 respectively, to affiliates for real estate disposition fees. The payment of such fees is deferred until the Limited Partners have received the sum of their 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $325,583 at December 31, 2003, from $384,618 at December 31, 2002, primarily due to a decrease in distributions payable. Liabilities at December 31, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operating activities.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Total rental revenues from continuing operations were $940,326 during the year ended December 31, 2003 as compared to $961,361 for the same period of 2002. The decrease in rental revenues from continuing operations during 2003 was primarily the result of a lease amendment related to the Property in Connorsville, Indiana. The General Partners do not believe that the amendment will have a material adverse effect on the results of operations of the Partnership. In addition, the decrease in rental revenues from continuing operations during 2003 was also partially attributable to the sale of the Property in Bountiful, Utah in 2002.

         The Partnership also earned $69,523 in contingent rental income for the year ended December 31, 2003 as compared to $53,922 for the same period of 2002. The increase in contingent rental income during 2003 was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the year ended December 31, 2003, the Partnership earned $195,986 as compared to $198,037 during the same period of 2002 attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures during 2003, as compared to the same period of 2002, remained constant as there was no change in the leased Property portfolio owned by the joint ventures and tenancies in common.

         During the year ended December 31, 2003, three lessees of the Partnership, Slaymaker Group, Inc., IHOP Properties, Inc. and Golden Corral Corporation each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Slaymaker Group, Inc., IHOP Properties Inc. and Golden Corral Corporation were each the lessee under a lease relating to one Property. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than 10% of the Partnership's total rental revenues during 2004. In addition, four Restaurant Chains, Tony Romas, Golden Corral, IHOP and Arby's each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including the Partnership's share of the total rental revenues from Properties owned by unconsolidated joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). It is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $416,058 for the year ended December 31, 2003 as compared to $399,711 for the same period of 2002. The increase in operating expenses during 2003 was the result of the Partnership recording a provision for write-down of assets of approximately $72,700 related to the parcel of land in Connorsville, Indiana. The increase during 2003 was partially offset by a decrease in costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, during the year ended December 31, 2002, the Partnership incurred expenses such as legal fees and repairs and maintenance related to the Property in West Lebanon, New Hampshire, which was sold during 2002.

         As a result of the sales of the Properties in West Lebanon, New Hampshire and Bountiful, Utah, during 2002, the Partnership recognized gains of $571,759. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         During 2002, the Partnership identified and sold its Property in Lawrenceville, Georgia. The Partnership recognized a gain of approximately $193,500 on the sale. The Partnership had recorded a provision for write-down of assets in a previous year relating to this Property. The provision represented the difference between the net carrying value of the Property and its estimated fair value. The tenant exercised its option to purchase the Property under the terms of the lease and the proceeds from the sale were distributed to the Limited Partners as a special distribution. During 2003, the Partnership identified for sale its Property in Livingston, Texas. The tenant experienced financial difficulties, vacated the Property in May 2003 and ceased making rental payments. As a result, the Partnership recorded a provision for write-down of assets of approximately $5,100. The provision represented the difference between the carrying value of the Property and its estimated fair value. These Properties are classified as discontinued operations in the accompanying financial statements. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provision for write-down of assets) of $2,020 and net rental income of $34,717 during the years ended December 31, 2003 and 2002, respectively, relating to these Properties.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues from continuing operations were $961,361 during the year ended December 31, 2002 as compared to $1,053,211 for the same period of 2001. Rental revenues from continuing operations were lower in 2002 due to the sale of Properties, as described above. The Partnership used the majority of the net sales proceeds from the sale of these Properties to make distributions to the Limited Partners.

         The Partnership also earned $53,922 in contingent rental income for the year ended December 31, 2002 as compared to $94,469 for the same period of 2001. The decrease in contingent rental income during 2002 was attributable to the sale of Properties, and to a decrease in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2001, the Partnership recognized $52,676 in lease termination income from the former tenant of the Property in Huron, Ohio as consideration for the Partnership releasing the former tenant from its obligation under the terms of its lease.

         During the year ended December 31, 2002, the Partnership also earned $8,870 as compared to $48,249 for the same period of 2001 in interest and other income. The decrease in interest and other income during 2002 was attributable to a decrease in the average cash balance due to the payment of a special distribution of $2,150,000 of net sales proceeds to the Limited Partners during 2002 and due to a decline in interest rates.

         For the year ended December 31, 2002, the Partnership earned $198,037 as compared to $157,935 during the same period of 2001 attributable to net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by unconsolidated joint ventures during 2002 was primarily attributable to the fact that the Partnership and CNL Income Fund II, Ltd., as tenants-in-common, re-leased the Property in Mesa, Arizona, to a new tenant in September 2001 with terms substantially the same as the Partnership's other leases. The former tenant of the Property, in which the Partnership owns an approximate 42% interest with an affiliate of the General Partners, as tenants-in-common, had filed for bankruptcy in 1998 and in June 2000 had rejected the lease.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $399,711 for the year ended December 31, 2002 as compared to $628,392 for the same period of 2001. Operating expenses were higher in 2001 because the Partnership recorded a provision for write-down of assets for the Property in Huron, Ohio amounting to approximately $156,600. The provision represented the difference between the net carrying value of the Property and its estimated fair value.

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

         As a result of the sales of three Properties during 2002, as described above, the Partnership recognized gains of $571,759. During the year ended December 31, 2001, the Partnership recognized approximately $136,000 in gains from Properties sold in 1995 and 1996, which were accounted for using the installment sales method. In addition, the Partnership sold the Property in Daleville, Indiana and recognized approximately $35,000 in gains during 2001.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                          Page

Report of Independent Certified Public Accountants                         17

Financial Statements:

     Balance Sheets                                                        18

     Statements of Income                                                  19

     Statements of Partners' Capital                                       20

     Statements of Cash Flows                                           21-22

     Notes to Financial Statements                                      23-35

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund V, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund V, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                      December 31,
                                                                              2003                     2002
                                                                       -------------------      -------------------

                          ASSETS

Real estate properties with operating leases, net                           $   5,660,976            $   5,825,135
Net investment in direct financing leases                                       1,161,173                1,196,659
Real estate held for sale                                                         387,625                  568,699
Investment in joint ventures                                                    1,935,639                1,933,290
Cash and cash equivalents                                                         378,396                  456,266
Receivables, less allowance for doubtful accounts of
     $60,252 and $8,040, respectively                                               1,774                   25,233
Due from related parties                                                              745                       --
Accrued rental income                                                             374,571                  358,503
Other assets                                                                        6,344                    5,262
                                                                       -------------------      -------------------

                                                                            $   9,907,243            $  10,369,047
                                                                       ===================      ===================

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     4,357             $     10,324
Real estate taxes payable                                                          10,583                    6,935
Distributions payable                                                             281,571                  351,233
Due to related parties                                                            209,019                  207,291
Rents paid in advance and deposits                                                 29,072                   16,126
                                                                       -------------------      -------------------

       Total liabilities                                                          534,602                  591,909

Partners' capital                                                               9,372,641                9,777,138
                                                                       -------------------      -------------------

                                                                            $   9,907,243            $  10,369,047
                                                                       ===================      ===================

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                         Year Ended December 31,
                                                                              2003                 2002              2001
                                                                         ----------------    -----------------  ----------------

Revenues:
     Rental income from operating leases                                     $   811,306          $   828,887       $   914,319
     Earned income from direct financing leases                                  129,020              132,474           138,892
     Contingent rental income                                                     69,523               53,922            94,469
     Lease termination income                                                         --                   --            52,676
     Interest and other income                                                     3,691                8,870            48,249
                                                                         ----------------    -----------------  ----------------
                                                                               1,013,540            1,024,153         1,248,605
                                                                         ----------------    -----------------  ----------------
Expenses:
     General operating and administrative                                        168,921              190,408           201,218
     Property related                                                              5,681               35,323            66,406
     State and other taxes                                                         4,562                9,806               545
     Depreciation                                                                164,160              164,174           203,580
     Provision for write-down of assets                                           72,734                   --           156,643
                                                                         ----------------    -----------------  ----------------
                                                                                 416,058              399,711           628,392
                                                                         ----------------    -----------------  ----------------

Income before gain on sale of assets and equity in earnings of
     unconsolidated joint ventures                                               597,482              624,442           620,213

Gain on sale of assets                                                                --              571,759           171,130

Equity in earnings of unconsolidated joint ventures                              195,986              198,037           157,935
                                                                         ----------------    -----------------  ----------------

Income from continuing operations                                                793,468            1,394,238           949,278
                                                                         ----------------    -----------------  ----------------

Discontinued operations
     Income (loss) from discontinued operations                                  (2,020)               34,717            (3,305  )
     Gain on disposal of discontinued operations                                      --              193,496                --
                                                                         ----------------    -----------------  ----------------
                                                                                 (2,020)              228,213            (3,305  )
                                                                         ----------------    -----------------  ----------------

Net income                                                                   $   791,448         $  1,622,451       $   945,973
                                                                         ================    =================  ================

Income (loss) per limited partner unit:
     Continuing operations                                                   $    15.87            $    27.88        $    18.99
     Discontinued operations                                                      (0.04)                 4.57             (0.07  )
                                                                         ----------------    -----------------  ----------------

                                                                              $    15.83           $    32.45        $    18.92
                                                                         ================    =================  ================

Weighted average number of limited partner units outstanding                      50,000               50,000            50,000
                                                                         ================    =================  ================

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                         General Partners                                      Limited Partners
                               ------------------------------------   -----------------------------------------------------------
                                                     Accumulated                                               Accumulated
                                Contributions         Earnings         Contributions       Distributions         Earnings
                               -----------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000         $    343,200        $   170,826       $  25,000,000     $ (27,981,567)       $  19,589,859

    Distributions to limited
       partners ($69.42 per
       limited partner  unit)                --                 --            (413,848 )      (3,057,184)                  --
    Net income                               --                 --                  --                 --             945,973
                               -----------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001              343,200            170,826          24,586,152       (31,038,751)          20,535,832

    Distributions to limited
       partners ($71.55 per
       limited partner  unit)                --                 --          (1,170,678 )      (2,406,894)                  --
    Net income                               --                 --                  --                 --           1,622,451
                               ----------------    ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002              343,200            170,826          23,415,474       (33,445,645)          22,158,283

    Distributions to limited
       partners ($23.92 per
       limited partner  unit)                --                 --                  --        (1,195,945)                  --
    Net income                               --                 --                  --                 --             791,448
                               -----------------   ----------------   -----------------   -----------------  ----------------

Balance, December 31, 2003         $    343,200        $   170,826       $  23,415,474     $ (34,641,590)       $  22,949,731
                               =================   ================   =================   ================   =================

                See accompanying notes to financial statements.

-------------
 Syndication
    Costs            Total
--------------   --------------

$ (2,865,000)      $14,257,318



           --      (3,471,032)
           --          945,973
--------------   --------------

  (2,865,000)       11,732,259



           --      (3,577,572)
           --        1,622,451
--------------   ----------------

  (2,865,000)        9,777,138



           --      (1,195,945)
           --          791,448
--------------   --------------

$ (2,865,000)       $9,372,641
==============   ==============

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                              2003                2002                 2001
                                                        -----------------  --------------------  ------------------


     Cash Flows from Operating Activities:
         Net income                                        $     791,448        $    1,622,451        $    945,973
                                                        -----------------  --------------------  ------------------
         Adjustments to reconcile net income to
            net cash provided by operating
            activities:
                Depreciation                                     171,312               181,293             229,845
                Amortization of net investment in
                  direct financing leases                         35,486                32,031              27,765
                Equity in earnings (loss) of
                  unconsolidated joint ventures,
                  net of distributions                            (2,349 )              (2,454 )             9,024
                Gain on sale of assets                                --              (765,255 )          (171,130 )
                Provisions for write-down of                      77,861                    --             291,369
                  assets
                Decrease in accrued interest on
                  mortgage note receivable                            --                    --              16,866
                Decrease in receivables                           22,714                22,961             102,431
                Increase in other assets                          (1,082 )              (1,097 )            (1,355 )
                Increase in accrued rental income                (17,058 )             (54,367 )           (65,305 )
                Decrease in accounts payable and
                  accrued expenses and escrowed
                  real estate taxes payable                       (2,319 )              (3,110 )           (20,825 )
                Increase in due to related parties                 1,728                 5,276               1,700
                Increase (decrease) in rents paid
                  in advance and deposits                         12,946                11,543                (526 )
                                                        -----------------  --------------------  ------------------
                     Total adjustments                           299,239              (573,179 )           419,859
                                                        -----------------  --------------------  ------------------

  Net cash provided by operating activities                    1,090,687             1,049,272           1,365,832

  Cash Flows from Investing Activities:
     Proceeds from sale of real estate properties                 97,050             2,749,808             300,386
     Collections on mortgage notes receivable                         --                    --             987,881
                                                        -----------------  --------------------  ------------------
         Net cash provided by investing activities                97,050             2,749,808           1,288,267
                                                        -----------------  --------------------  ------------------

  Cash Flows from Financing Activities:
     Distributions to limited partners                        (1,265,607 )          (3,656,597 )        (3,478,274 )
                                                        -----------------  --------------------  ------------------
         Net cash used in financing activities                (1,265,607 )          (3,656,597 )        (3,478,274 )
                                                        -----------------  --------------------  ------------------

  Net increase (decrease) in cash and cash                       (77,870 )             142,483            (824,175 )
  equivalents

  Cash and cash equivalents at beginning of year                 456,266               313,783           1,137,958
                                                        -----------------  --------------------  ------------------

  Cash and cash equivalents at end of year                 $     378,396         $     456,266       $     313,783
                                                        =================  ====================  ==================

                  See accompany notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------
    Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

      Deferred real estate disposition fees incurred
         and unpaid at end of year                                    $   4,500         $   83,430         $   9,750
                                                                 ===============    ===============    ==============

      Distributions declared and unpaid at
         December 31                                                 $  281,571         $  351,233         $ 430,258
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 2003, 2002 and 2001 tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $147,800, $165,200 and $166,800, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Investment in Joint Ventures - The Partnership accounts for its interest in Cocoa Joint Venture, RTO Joint Venture, and a property in each of Mesa, Arizona and Vancouver, Washington, held as tenants-in-common with affiliates of the general partners, using the equity method, since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks may exceed federally insured levels;
         however, the Partnership has not experienced any losses in such accounts.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on partners capital, net income or cash flows.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2003                   2002
                                                             --------------------   --------------------

                 Land                                             $    2,937,139         $    2,937,138
                 Buildings                                             4,621,626              4,621,626
                                                             --------------------   --------------------
                                                                       7,558,765              7,558,764

                 Less accumulated depreciation                        (1,897,789 )           (1,733,629 )
                                                             --------------------   --------------------

                                                                  $    5,660,976         $    5,825,135
                                                             ====================   ====================

         During 2002, the Partnership sold its properties in Huron, Ohio; West Lebanon, New Hampshire; and Bountiful, Utah and received net sales proceeds aggregating approximately $1,902,800. The Partnership recorded gains aggregating approximately $571,700 relating to the sale of the properties in West Lebanon, New Hampshire and Bountiful, Utah. Due to the fact that the Partnership had recorded provisions for write-down of assets in previous years, no gain or loss was recorded in 2002 relating to the property in Huron, Ohio. As of December 31, 2001, these properties had been identified for sale. In connection with these sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $57,930.

         During 2003, the Partnership identified and sold excess land in Connorsville, Indiana which was not needed for the operation of its restaurant. Due to the fact that the Partnership had recorded a provision for write-down of assets of approximately $72,700, no gain or loss was recorded. In connection with this sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $4,500.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                         2004                             $   814,239
                         2005                                 684,144
                         2006                                 684,144
                         2007                                 688,597
                         2008                                 719,473
                         Thereafter                         3,594,109
                                                     -----------------
                                                         $  7,184,706  (1)
                                                     =================

         (1) Excludes one property which was classified as real estate held for sale.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                           2003                 2002
                                                     -----------------     ----------------

                Minimum lease payments
                     receivable                          $  1,855,578         $  2,020,082
                Estimated residual values                     425,049              425,049
                Less unearned income                       (1,119,454 )         (1,248,472 )
                                                     -----------------     ----------------

                Net investment in direct
                     financing leases                    $  1,161,173         $  1,196,659
                                                     =================     ================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                        2004                              $   164,506
                        2005                                  164,506
                        2006                                  164,506
                        2007                                  164,506
                        2008                                  163,907
                        Thereafter                          1,033,645
                                                      ----------------

                                                         $  1,855,576
                                                      ================

4.       Investment in Joint Ventures

         As of December 31, 2003, the Partnership had a 43% and a 53.12%, interest in the profits and losses of Cocoa Joint Venture and RTO Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In addition, the Partnership owns a property in each of Mesa, Arizona and Vancouver, Washington, as tenants-in-common with affiliates of the general partners. As of December 31, 2003, the Partnership owned a 42.09% and a 27.78% interest in the properties, respectively.

         Cocoa Joint Venture, RTO Joint Venture, and the Partnership and affiliates as tenants-in-common in two separate tenancy in common arrangements each own one property.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         The following presents the combined condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                                           2003                 2002

                                                                     -----------------    -----------------

              Real estate properties with operating leases, net           $ 3,337,399          $ 3,390,140
              Net investment in direct financing lease                      1,313,166            1,334,196
              Cash                                                             51,514                9,887
              Receivables                                                       1,232                1,994
              Accrued rental income                                           278,345              245,226
              Other assets                                                         --                   97
              Liabilities                                                      31,379               32,300
              Partners' capital                                             4,950,277            4,949,240

                                                                          Years Ended December 31,
                                                                   2003             2002             2001
                                                               --------------  ---------------  ---------------

              Revenues                                            $  550,695       $  559,263       $  485,699
              Expenses                                               (62,637 )        (64,620 )        (86,509 )
                                                               --------------  ---------------  ---------------

         Net Income                                               $  488,058       $  494,643       $  399,190
                                                               ==============  ===============  ===============

         The Partnership recognized income totaling $195,986, $198,037 and $157,935, for the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and tenancies in common.

5.       Discontinued Operations

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

         As of December 31, 2003, the Partnership was marketing its property in Livingston, Texas for sale. During 2003, the Partnership recorded a provision for write-down of assets of approximately $5,100. The provision represented the difference between the carrying value of the property and its estimated fair value.

         The   financial   results  for  these   properties   are  reflected  as
         discontinued operations in the accompanying financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         The operating results of discontinued operations are as follows:

                                                         2003              2002            2001
                                                 --------------   ---------------  --------------

                Rental revenues                          $   24,378        $   67,021   $     141,884
                Interest and other income                     1,524             3,811          16,961
                Expenses                                    (22,795 )         (36,115 )       (27,424 )
                Provision for write-down of assets           (5,127 )              --        (134,726 )
                                                     --------------   ---------------  --------------
                Income (loss) from discontinued
                  operations                            $   (2,020 )      $   34,717      $   (3,305 )
                                                     ==============   ===============  ==============

6.       Allocations and Distributions

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $1,195,945, $3,577,572, and $3,471,032, respectively. Distributions during 2002 included a special distribution of $2,150,000 as a result of the distribution of sales proceeds from the sales of the Properties in Huron, Ohio; West Lebanon, New Hampshire; Bountiful, Utah and Lawrenceville, Georgia. Distributions for the year ended December 31, 2001 included $1,750,000 in a special distribution as a result of the distribution of the net sales proceeds from the sale of the property in Daleville, Indiana and the distribution of the amounts collected from the promissory notes relating to the 1995 sale of the property in Myrtle Beach, South Carolina and the 1996 sale of the property in St. Cloud, Florida. The special distributions in 2002 and 2001 were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $979,322 and $1,336,152, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,170,678 and $413,848, respectively, was treated as a return of capital for purposes of calculating the 10% Preferred Return.

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    2003             2002              2001
                                                                --------------   --------------   ---------------

          Net income for financial reporting purposes              $  791,448      $ 1,622,451        $  945,973

          Effect of timing differences relating to
               depreciation                                           (13,391 )        (10,568 )         (12,688 )

          Effect of timing differences relating to gains on
               real estate property sales                             (72,734 )       (423,194 )        (158,699 )

          Provision for write-down of assets                           77,861               --           291,369

          Direct financing leases recorded as operating
               leases for tax reporting purposes                       35,486           32,032            30,452

          Effect of timing differences relating to equity
               in earnings of unconsolidated joint ventures           (17,078 )        (33,195 )         (32,904 )

          Effect of timing difference relating to allowance
               for doubtful accounts                                   52,212          (27,277 )         (99,481 )

          Accrued rental income                                      (17,057)          (54,367 )         (65,304 )

          Rents paid in advance                                        16,693            6,952              (526 )

          Effect of timing differences relating to real
               estate taxes                                            (7,012 )             --                --

          Other                                                         (190)               --            (2,686 )
                                                                --------------   --------------   ------------------

          Net income for federal income tax purposes               $  846,236      $ 1,112,834        $  895,506
                                                                ==============   ==============   ==================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor an annual, noncumulative, subordinated management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures, but not in excess of competitive fees for comparable services in the same geographic area. These fees are incurred and payable only after the limited partners receive their 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 2003, 2002 and 2001.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. During the years ended December 31, 2003, 2002, and 2001, the Partnership incurred deferred, subordinated real estate disposition fees of $4,500, $83,430 and $9,750, respectively, as the result of the sales of properties during 2003, 2002 and 2001.

         During the years ended December 31, 2003, 2002, and 2001, the Advisor and its affiliates provided accounting and administrative services to the Partnership. The Partnership incurred $93,273, $127,235 and $140,658 for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                         2003                 2002
                                                                   -----------------    ------------------

               Due to the Advisor and its affiliates:
                    Accounting and administrative  services              $    7,389            $   10,161
                    Deferred, subordinated real estate
                    disposition fee                                         201,630               197,130
                                                                   -----------------    ------------------

                                                                        $   209,019           $   207,291
                                                                   =================    ==================

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions - Continued

         The deferred, subordinated real estate disposition fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions.

9.       Concentration of Credit Risk

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

                                              2003               2002                2001
                                         ---------------    ---------------     ---------------

         Slaymaker Group, Inc.                $ 177,992          $ 179,796            $181,387
         IHOP Properties, Inc.                  139,454            139,482                 N/A
         Golden Corral Corporation              132,151            132,151             163,831

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

                                                     2003               2002                2001
                                                ---------------    ----------------    ---------------

              Tony Romas                             $ 177,992          $  179,796         $  181,387
              Golden Corral Buffet and Grill           156,529             189,172            192,721
              IHOP                                     139,454             139,482                N/A
              Arby's                                   126,925             124,914                N/A
              Taco Bell                                    N/A                 N/A            186,453

         The information denoted by N/A indicates that for each period presented, the tenant or restaurant chain did not represent more that 10% of the Partnership's total rental revenues and mortgage interest income.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                  2003 Quarter              First          Second          Third          Fourth          Year
         ------------------------------- -------------  --------------  -------------  -------------  --------------

         Continuing Operations (1):
              Revenues                      $ 262,124       $ 249,287      $ 241,146      $ 260,983      $1,013,540
              Equity in earnings of
                unconsolidated joint
                ventures                       49,333          49,664         49,162         47,827         195,986
              Income from
                continuing
                operations                    211,068         217,334        130,180        234,886         793,468

         Discontinued Operations (1):
              Revenues                         23,044              --            693          2,165          25,902
              Income (loss) from
                discontinued
                operations                     19,052         (17,731 )       (4,656 )        1,315          (2,020 )

         Net Income                           230,120         199,603        125,524        236,201         791,448

         Income (Loss) per limited partner unit:

           Continuing operations             $   4.22        $   4.35       $   2.60       $   4.70       $   15.87
           Discontinued operations               0.38           (0.36 )        (0.09 )         0.03           (0.04 )
                                         -------------  --------------  -------------  -------------  --------------
                                             $   4.60        $   3.99       $   2.51       $   4.73       $   15.83
                                         =============  ==============  =============  =============  ==============

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued:

                  2002 Quarter               First          Second          Third         Fourth          Year
         -------------------------------- -------------  --------------  ------------  -------------  --------------

         Continuing Operations (1):
              Revenues                       $ 258,682       $ 257,786     $ 254,794      $ 252,891      $1,024,153
              Equity in earnings of
                unconsolidated joint
                ventures                        50,700          46,534        50,763         50,040         198,037
              Income from
                continuing
                operations                     769,409         193,369       219,122        212,338       1,394,238

         Discontinued Operations (1):
              Revenues                          14,965          15,591        32,349          7,927          70,832
              Income from and gain on
                disposal of
                discontinued
                operations                       6,275         201,808        19,563            567         228,213

         Net Income                            775,684         395,177       238,685        212,905       1,622,451

         Income per limited partner unit:

           Continuing operations             $   15.39        $   3.86      $   4.38       $   4.25       $   27.88
           Discontinued operations                0.12            4.04          0.39           0.02            4.57
                                          -------------  --------------  ------------  -------------  --------------
                                             $   15.51        $   7.90      $   4.77       $   4.27       $   32.45
                                          =============  ==============  ============  =============  ==============

         (1) Certain items in the quarterly financial data have been reclassified to conform to 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.




                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
          and Recipient                        Method of Computation                  Ended December 31, 2003
----------------------------------     --------------------------------------      ------------------------------

Reimbursement to affiliates            Operating  expenses are reimbursed at       Accounting    and
for operating expenses                 the  lower  of  cost  or  90%  of the       administrative     services:
                                       prevailing  rate at which  comparable       $93,273
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

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







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $4,500
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount equal to the lesser of (i)
                                       one-half of a competitive real estate
                                       commission, or (ii) three percent of the
                                       sales price of such Property or
                                       Properties. Payment of such fee shall be
                                       made only if affiliates of the General
                                       Partners provide a substantial amount of
                                       services in connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum returns
                                       to the Limited Partners. However, if the
                                       net sales proceeds are reinvested in a
                                       replacement Property, no such real estate
                                       disposition fee will be incurred until
                                       such replacement Property is sold and the
                                       net sales proceeds are distributed.

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

Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                              2003                             2002
                                      ---------------------            ---------------------

               Audit Fees (1)                 $      8,775                     $      6,900
               Tax Fees (2)                          5,736                            6,374
                                      ---------------------            ---------------------
                    Total                    $      14,511                    $      13,274
                                      =====================            =====================


         (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

         (2)  Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.



                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.  Financial Statements

           Report of Independent Certified Public Accountants

           Balance Sheets at December 31, 2003 and 2002

           Statements of Income for the years ended December 31, 2003, 2002, and 2001

           Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

           Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

           Notes to Financial Statements

    2.  Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

           10.1 Management Agreement between CNL Income Fund V, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to From 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2004.

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

               Signature                                  Title                                  Date



/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 25, 2004
------------------------------------     (Principal Financial and Accounting
Robert A. Bourne                          Officer)





/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 25, 2004
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.



                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001

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

  2003        Allowance for
                 doubtful
                 accounts (a)         $  8,040          $     --        $   69,964 (b)      $    --         $ 17,752   $    60,252
                                  ==============  ===============  ================    =============     ============  ============


(a) deducted from receivables on the balance sheet.

(b) reduction of rental and other income.

(c) amounts written off as uncollectible.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003

                                                                          Costs Capitalized
                                                                            Subsequent To         Net Cost Basis at Which
                                                        Initial Cost        Acquisition          Carried at Close of Period (c)
                                            --------------------------  --------------------  --------------------------------------
                                  Encum-                 Buildings and   Improve-   Carrying                Buildings and
                                 brances       Land       Improvements    ments      Costs       Land       Improvements    Total
                                ----------- ------------  ------------  ----------  --------  ------------  -----------  -----------
Properties the Partnership
   has Invested in Under
   Operating Leases:

    Arby's Restaurants:
      Connorsville, Indiana (i)     -          $109,881             -    $591,137         -      $109,881     $591,137      $701,018
      South Haven, Michigan         -           120,847       599,339     120,363         -       120,847      719,702       840,549

    Captain D's Restaurant:
      Belleville, Illinois          -           186,050       383,781           -         -       186,050      383,781       569,831

    Denny's Restaurant:
      New Castle, Indiana           -           117,394       471,340           -         -       117,394      471,340       588,734

    Golden Corral Buffet and Grill:
          Victoria, Texas           -           504,787       742,216           -         -       504,787      742,216     1,247,003

    IHOP:
        Houston, Texas              -           513,384       671,713           -         -       513,384      671,713     1,185,097

    Pizza Hut Restaurant:
        Mexia, Texas                -           237,944       200,501           -         -       237,944      200,501       438,445

    Taco Bell Restaurants:
      Centralia, Washington         -           215,302             -     378,836         -       215,302      378,836       594,138

    Tony Romas:
      Sandy, Utah                   -           595,330             -           -         -       595,330           (f)      595,330

    Wendy's Old Fashioned
      Hamburger Restaurants:
          Tampa, Florida            -           336,220       462,400           -         -       336,220      462,400       798,620

                                            ------------  ------------  ----------  --------  ------------  -----------  -----------

                                             $2,937,139    $3,531,290   $1,090,336        -    $2,937,139   $4,621,626    $7,558,765
                                            ============  ============  ==========  ========  ============  ===========  ===========

Properties the Partnership
   has Invested in Under
   Direct Financing Leases:

    Captain D's Restaurant
        Zanesville, Ohio            -           $99,651      $390,518           -         -            (f)          (f)          (f)

    Tony Romas:
        Sandy, Utah                 -                 -       911,072           -         -             -           (f)          (f)
                                            ------------  ------------  ----------  --------

                                                $99,651    $1,301,590           -         -
                                            ============  ============  ==========  ========


                                  Life on Which
                                 Depreciation in
               Date                Latest Income
Accumulated   of Con-   Date      Statement is
Depreciation  struction Acquired     Computed
 -----------  -------   -------    -------------





    $259,389    1989    03/89          (b)
     272,542    1989    03/89          (h)


     189,225    1988    03/89          (b)


     187,845    1989    02/89          (g)


     347,222    1989    12/89          (b)


     136,521    1997    11/97          (b)


      98,580    1985    03/89          (b)


     177,839    1989    08/89          (b)


          (d)   1997    12/97          (d)



     228,626    1987    02/89          (b)

  -----------

  $1,897,789
  ===========






          (e)   1988    03/89          (e)


          (d)   1997    12/97          (d)

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                               Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------    -------------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 2000                                $  9,448,217         $  1,813,237
                 Acquisition                                                    371,418                   --
                 Disposition                                                   (295,909  )           (40,370 )
                 Provision for write-down of assets                            (156,645  )                --
                 Depreciation expense                                                --              203,580
                                                                         ----------------    ----------------

                 Balance, December 31, 2001                                   9,367,081            1,976,447
                 Dispositions                                                (1,638,532  )          (406,993 )
                 Depreciation expense                                                --              164,175
                                                                         ----------------    ----------------

                 Balance, December 31, 2002                                   7,728,549            1,733,629
                 Dispositions (i)                                              (169,784  )                --
                 Depreciation expense                                                --              164,160
                                                                         ----------------    ----------------

                 Balance, December 31, 2003                                $  7,558,765         $  1,897,789
                                                                         ================    ================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $9,232,377 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

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

                                December 31, 2003


(h) Effective February 1994, the lease for this Property was terminated, resulting in the lease's reclassification as an operating lease. The building was recorded at net book value as of February 1994 and will be depreciated over its remaining estimated life of approximately 25 years.

(i) During the year ended December 31, 2003, the Partnership sold an excess parcel of land relating to this Property.

                                  EXHIBIT INDEX

Exhibit Number

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

        10.1 Management Agreement between CNL Income Fund V, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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