Form 10-Q
period 2004-03-31
CNL INCOME FUND V LTD
filed 2004-05-14
CIK 837985

_                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                          March 31, 2004
                                                -------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _______________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Florida                                            59-2922869
--------------------------------              ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


  450 South Orange Avenue
    Orlando, Florida                                       32801
-----------------------------------------      ---------------------------------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,               December 31,
                                                                               2004                      2003
                                                                         ------------------       -------------------
                               ASSETS

   Real estate properties with operating leases, net                         $   6,243,432             $   6,284,472
   Net investment in direct financing leases                                     1,910,616                 1,923,686
   Real estate held for sale                                                       387,625                   387,625
   Investment in joint ventures                                                  1,136,955                 1,147,758
   Cash and cash equivalents                                                       342,472                   380,486
   Receivables, less allowance for doubtful accounts
       of $66,181 and $60,252, respectively                                          7,759                     1,774
   Due from related parties                                                         15,354                       745
   Accrued rental income                                                           476,641                   471,990
   Other assets                                                                      8,469                     6,344
                                                                         ------------------       -------------------

                                                                             $  10,529,323             $  10,604,880
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                     $      22,901             $       6,459
   Real estate taxes payable                                                         4,446                    10,583
   Distributions payable                                                           281,571                   281,571
   Due to related parties                                                          216,800                   209,019
   Rents paid in advance and deposits                                               14,170                    29,072
                                                                         ------------------       -------------------
       Total liabilities                                                           539,888                   536,704

   Minority interest                                                               695,083                   695,535

   Partners' capital                                                             9,294,352                 9,372,641
                                                                         ------------------       -------------------

                                                                             $  10,529,323             $  10,604,880
                                                                         ==================       ===================


           See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                               --------------    ---------------
    Revenues:
        Rental income from operating leases                                       $  235,887         $  224,956
        Earned income from direct financing leases                                    52,227             53,521
        Contingent rental income                                                      14,114             22,985
        Interest and other income                                                        897              1,032
                                                                               --------------    ---------------
                                                                                     303,125            302,494
                                                                               --------------    ---------------

    Expenses:
        General operating and administrative                                          59,132             54,392
        Property related                                                                 220              1,347
        State and other taxes                                                          5,051              3,748
        Depreciation                                                                  41,040             41,040
                                                                               --------------    ---------------
                                                                                     105,443            100,527
                                                                               --------------    ---------------

    Income before minority interest and equity in earnings of
    unconsolidated joint ventures                                                    197,682            201,967

    Minority interest                                                                (18,675)           (18,861)

    Equity in earnings of unconsolidated joint ventures                               27,841             27,962
                                                                               --------------    ---------------

    Income from continuing operations                                                206,848            211,068

    Discontinued operations:
        Income (loss) from discontinued operations                                    (3,566)            19,052
                                                                               --------------    ---------------

    Net income                                                                    $  203,282         $  230,120
                                                                               ==============    ===============

    Income (loss) per limited partner unit:
        Continuing operations                                                      $    4.14          $    4.22
        Discontinued operations                                                        (0.07)              0.38
                                                                               --------------    ---------------

                                                                                   $    4.07          $    4.60
                                                                               ==============    ===============

    Weighted average number of limited partner
        units outstanding                                                             50,000             50,000
                                                                               ==============    ===============


            See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Quarter Ended           Year Ended
                                                                          March 31,            December 31,
                                                                            2004                   2003
                                                                      ------------------     -----------------

  General partners:
      Beginning balance                                                    $    514,026          $    514,026
      Net income                                                                     --                    --
                                                                      ------------------     -----------------
                                                                                514,026               514,026
                                                                      ------------------     -----------------
  Limited partners:
      Beginning balance                                                       8,858,615             9,263,112
      Net income                                                                203,282               791,448
      Distributions ($5.63 and $23.92 per
         limited partner unit, respectively)                                   (281,571)           (1,195,945)
                                                                      ------------------     -----------------
                                                                              8,780,326             8,858,615
                                                                      ------------------     -----------------

  Total partners' capital                                                 $   9,294,352         $   9,372,641
                                                                      ==================     =================



            See accompanying notes to condensed financial statements.


                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               ----------------    ---------------

  Net cash provided by operating activities                                        $   262,684         $  299,774
                                                                               ----------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                               (281,571)          (351,233)
      Distributions to holder of minority interest                                     (19,127)           (17,408)
                                                                               ----------------    ---------------
         Net cash used in financing activities                                        (300,698)          (368,641)
                                                                               ----------------    ---------------

  Net decrease in cash and cash equivalents                                            (38,014)           (68,867)

  Cash and cash equivalents at beginning of quarter                                    380,486            458,163
                                                                               ----------------    ---------------

  Cash and cash equivalents at end of quarter                                      $   342,472         $  389,296
                                                                               ================    ===============

  Supplemental schedule of non-cash financing activities:

      Distributions declared and unpaid at end of
         quarter                                                                   $   281,571         $  351,233
                                                                               ================    ===============


            See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.        Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

          These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund V, Ltd. (the "Partnership") for the year ended December 31, 2003.

          The Partnership accounts for its 53.12% interest in RTO Joint Venture using the consolidation method. Minority interest represents the minority joint venture partner's proportionate share of the equity in the joint venture. All significant intercompany accounts and transactions have been eliminated.

          In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
          2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

2.        Reclassification

          Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.        Discontinued Operations

          During 2003, the Partnership identified for sale a property in Livingston, Texas that was classified as discontinued operations in the accompanying financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.        Discontinued Operations - Continued

          The operating results of the discontinued operations for the above property are as follows:

                                                                 March 31,
                                                            2004           2003
                                                        -------------  --------------
                  Rental revenues                        $     --       $  23,044
                  Expenses                                 (3,566)         (3,992)
                                                        -------------  --------------
                  Income (loss) from discontinued
                  operations                             $ (3,566)      $  19,052
                                                        =============  ==============

4.        Concentration of Credit Risk

          The following  schedule presents total rental revenues from individual lessees,  each representing  more than 10% of the Partnership's  total
          rental   revenues   (including   total   rental   revenues   from  the
          Partnership's  consolidated joint venture and the Partnership's  share of total rental  revenues  from the joint  venture and the  properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:


                                                                     2004              2003
                                                                ---------------    --------------

                Slaymaker Group, Inc.                              $  44,190         $  44,675
                RT Orlando Franchise, LP                              39,927            40,300
                IHOP Properties, Inc.                                 34,864               N/A

          In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including total rental revenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from the joint venture and the properties held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:


                                                                         2004              2003
                                                                    --------------    --------------

                Tony Romas                                              $  44,190       $  44,675
                Ruby Tuesday                                               39,927          40,300
                IHOP                                                       34,864             N/A
                Golden Corral Buffet and Grill                                N/A          55,251


          The information denoted by N/A indicates that for each period presented, the tenant or chain did not represent more than 10% of the Partnership's total rental revenues.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CNL Income Fund V, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2004 and 2003, the Partnership owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

          Net cash provided by operating activities was $262,684 and $299,774 for the quarters ended March 31, 2004 and 2003, respectively. The decrease in net cash provided by operating activities for the quarter ended March 31, 2004, as compared to the same period of 2003, was a result of changes in income and expenses, such as changes in rental revenues and changes in operating and property related expenses.

          At March 31, 2004, the Partnership had $342,472 in cash and cash equivalents as compared to $380,486 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at March 31, 2004 will be used to pay distributions and other liabilities of the Partnership.

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

          The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $281,571 and $351,233 for the quarters ended March 31, 2004 and 2003, respectively. This represents distributions of $5.63 and $7.02 per unit for the quarters ended March 31, 2004 and 2003, respectively. As a result of the sales of the Properties in previous years, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses have remained fixed and are expected to remain fixed. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

          Total liabilities were $539,888 at March 31, 2004, as compared to $536,704 at December 31, 2003. Total liabilities at March 31, 2004, to the extent they exceed cash and cash equivalents at March 31, 2004, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

          The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

          Rental revenues from continuing operations were $288,114 during the quarter ended March 31, 2004, as compared to $278,477 during the same period of 2003. The increase in rental revenues from continuing operations was due to the collection of amounts related to the Property in New Castle, Indiana that were reserved in a prior year.

          During the quarter ended March 31, 2004, the Partnership earned $14,114 in contingent rental income, as compared to $22,985 for the same period of 2003. The decrease in contingent rental income was due to a decrease in reported sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

          The Partnership earned $27,841 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $27,962 during the same period of 2003. Net income earned by unconsolidated joint ventures during 2004, as compared to the same period of 2003, remained relatively constant, as there was no change in the leased property portfolio owned by the joint ventures and the tenancies in common.

          In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 27.78% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures if the tenancy in common is not able to re-lease the Property in a timely manner.

          During the quarter ended March 31, 2004, three lessees, Slaymaker Group, Inc., RT Orlando Franchise, LP and IHOP Properties, Inc. each contributed more than 10% of the Partnership's total rental revenues (including total rental renenues from the Partnership's consolidated joint venture and the Partnership's share of total rental revenues from the Property owned by the joint venture and Properties owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these three lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter ended March 31, 2004, three restaurant chains, Tony Romas, Ruby Tuesday and IHOP each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

          Operating expenses, including depreciation expense, were $105,443 during the quarter ended March 31, 2004, as compared to $100,527 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees. The increase in operating expenses during 2004 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

          The Partnership recognized a loss from discontinued operations (rental revenues less property related expenses) of $3,566 during the quarter ended March 31, 2004, as compared to income from discontinued operations of $19,052 during the same period of 2003 relating to the Property in Livingston, Texas. The tenant experienced financial difficulties, vacated the Property in May 2003 and ceased making rental payments to the Partnership.

          The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

          In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of a certain previously unconsolidated joint venture. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.



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

                  10.1 Management Agreement between CNL Income Fund V, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th day of May, 2004.

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

                  10.1 Management Agreement between CNL Income Fund V, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference.)

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