Form 10-Q
period 2004-06-30
CNL INCOME FUND V LTD
filed 2004-08-12
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2922869
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

                                    CONTENTS



Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-10

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              10

   Item 4.    Controls and Procedures                                      11

Part II

   Other Information                                                       12-13

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                              June 30,            December 31,
                                                                2004                 2003
                                                         ------------------    ------------------
                               ASSETS

   Real estate properties with operating leases, net     $       6,202,392     $       6,284,472
   Net investment in direct financing leases                     1,897,201             1,923,686
   Real estate held for sale                                       318,500               387,625
   Investment in joint ventures                                  1,129,300             1,147,758
   Cash and cash equivalents                                       347,680               380,486
   Receivables, less allowance for doubtful accounts
       of $83,067 and $60,252, respectively                         14,691                 1,774
   Due from related parties                                             --                   745
   Accrued rental income                                           480,835               471,990
   Other assets                                                      8,246                 6,344
                                                         ------------------    ------------------

                                                         $      10,398,845     $      10,604,880
                                                         ==================    ==================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                 $          20,735     $          6,459
   Real estate taxes payable                                         6,777               10,583
   Distributions payable                                           281,571              281,571
   Due to related parties                                          230,535              209,019
   Rents paid in advance and deposits                               19,957               29,072
                                                         ------------------    -----------------
       Total liabilities                                           559,575              536,704

   Minority interest                                               694,643              695,535

   Partners' capital                                             9,144,627            9,372,641
                                                         ------------------    -----------------

                                                         $      10,398,845     $     10,604,880
                                                         ==================    =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                  Six Months Ended
                                                                      June 30,                        June 30,
                                                                2004             2003             2004             2003
                                                           --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases                    $     224,933    $     222,511    $     460,820    $     447,467
    Earned income from direct financing leases                    51,882           53,210          104,109          106,731
    Contingent rental income                                      14,838           11,316           28,952           34,301
    Interest and other income                                        235              103            1,132            1,135
                                                           --------------   --------------   --------------   --------------
                                                                 291,888          287,140          595,013          589,634
                                                           --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                          52,399           37,667          111,531           92,059
    Property related                                               2,729            1,609            2,949            2,956
    State and other taxes                                             --            1,000            5,051            4,748
    Depreciation                                                  41,040           41,040           82,080           82,080
                                                           --------------   --------------   --------------   --------------
                                                                  96,168           81,316          201,611          181,843
                                                           --------------   --------------   --------------   --------------

Income before minority interest and equity in
    earnings of unconsolidated joint ventures                    195,720          205,824          393,402          407,791

Minority interest                                                (18,703)         (18,747)         (37,378)         (37,608)

Equity in earnings of unconsolidated joint ventures               27,675           28,422           55,516           56,384
                                                           --------------    -------------   --------------   --------------

Income from continuing operations                                204,692          215,499          411,540          426,567
                                                           --------------    -------------   --------------   --------------

Discontinued operations:
    Income (loss) from discontinued operations                   (72,846)         (15,896)         (76,412)           3,156
                                                           --------------    -------------   --------------   --------------

Net income                                                 $     131,846     $    199,603    $     335,128    $     429,723
                                                           ==============    =============   ==============   ==============

Income (loss) per limited partner unit:
    Continuing operations                                  $        4.09     $       4.31    $        8.23    $        8.53
    Discontinued operations                                        (1.45)           (0.32)           (1.53)            0.06
                                                           --------------    -------------   --------------   --------------
                                                           $        2.64     $       3.99    $        6.70    $        8.59
                                                           ==============    =============   ==============   ==============

Weighted average number of limited partner
    units outstanding                                             50,000           50,000           50,000           50,000
                                                           ==============    =============   ==============   ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                               Six Months Ended          Year Ended
                                                   June 30,             December 31,
                                                     2004                   2003
                                              ------------------     -----------------

  General partners:
      Beginning balance                       $         514,026      $        514,026
      Net income                                             --                    --
                                              ------------------     -----------------
                                                        514,026               514,026
                                              ------------------     -----------------
  Limited partners:
      Beginning balance                               8,858,615             9,263,112
      Net income                                        335,128               791,448
      Distributions ($11.26 and $23.92 per
         limited partner unit, respectively)           (563,142)           (1,195,945)
                                              ------------------     -----------------
                                                      8,630,601             8,858,615
                                              ------------------     -----------------

  Total partners' capital                     $       9,144,627      $      9,372,641
                                              ==================     =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                           June 30,
                                                                     2004                2003
                                                               ----------------    ----------------

  Net cash provided by operating activities                    $       568,606     $       565,799
                                                               ----------------    ----------------

  Cash flows from financing activities:
      Distributions to limited partners                               (563,142)           (702,465)
      Distributions to holder of minority interest                     (38,270)            (35,868)
                                                               ----------------    ----------------
         Net cash used in financing activities                        (601,412)           (738,333)
                                                               ----------------    ----------------

  Net decrease in cash and cash equivalents                            (32,806)           (172,534)

  Cash and cash equivalents at beginning of period                     380,486             458,163
                                                               ----------------    ----------------

  Cash and cash equivalents at end of period                   $       347,680     $       285,629
                                                               ================    ================

  Supplemental schedule of non-cash financing activities:

      Distributions declared and unpaid at end of
         period                                                $       281,571     $       281,571
                                                               ================    ================


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity, being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         In July 2003, the Partnership identified for sale a property in Livingston, Texas that was classified as discontinued operations in the accompanying financial statements. During the quarter and six months ended June 30, 2004, the Partnership recorded a provision for write-down of assets in anticipation of the sale of this property. The provision represented the difference between the carrying value of the property and its estimated fair value.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


3.       Discontinued Operations - Continued

         The operating results of the discontinued operations for the above property are as follows:

                                                Quarter Ended June 30,        Six Months Ended June 30,
                                                  2004             2003             2004             2003
                                             --------------   --------------   --------------   --------------

               Rental revenues               $          --    $          --    $          --    $      23,044
               Expenses                             (3,721)         (10,769)          (7,287)         (14,761)
               Provision for write-down
               of assets                           (69,125)          (5,127)         (69,125)          (5,127)
                                             --------------   --------------   --------------   --------------
               Income (loss) from
               discontinued operations       $     (72,846)   $     (15,896)   $     (76,412)   $       3,156
                                             ==============   ==============   ==============   ==============


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

                                                     2004              2003
                                                --------------    --------------

                Slaymaker Group, Inc.           $      88,249     $      89,235
                RT Orlando Franchise, LP               79,755            80,506
                IHOP Properties, Inc.                  69,727            69,727
                Golden Corral Corporation              66,076            66,076

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

                                                     2004              2003
                                                --------------    --------------

                Tony Romas                      $      88,249     $      89,235
                Ruby Tuesday                           79,755            80,506
                IHOP                                   69,727            69,727
                Golden Corral Buffet and Grill         66,076            85,871

         Although the properties have some geographic diversity in the United States and the lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

5.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $12.54 million, consisting of approximately $10.49 million in cash and approximately $2.05 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $414,000 consisting of approximately $346,000 in cash and approximately $68,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2004 and 2003, we owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $568,606 and $565,799 for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, we had $347,680 in cash and cash equivalents as compared to $380,486 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at June 30, 2004 will be used to pay distributions and other liabilities.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 2004, net proceeds from the sale of a Property in a prior year, we declared distributions to the limited partners of $563,142 and $632,803 for the six months ended June 30, 2004 and 2003, respectively ($281,571 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $11.26 and $12.66 per unit for the six months ended June 30, 2004 and 2003, respectively ($5.63 per unit for each of the quarters ended June 30, 2004 and 2003). As a result of the sales of the Properties in previous years, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses have remained fixed and are expected to remain fixed. No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities were $559,575 at June 30, 2004, as compared to $536,704 at December 31, 2003. The increase was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits. Total liabilities at June 30, 2004, to the extent they exceed cash and cash equivalents at June 30, 2004, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $564,929 during the six months ended June 30, 2004, as compared to $554,198 during the same period of 2003, $276,815 and $275,721 of which were earned during the second quarters of 2004 and 2003, respectively. The increase in rental revenues from continuing operations was due to the collection of amounts related to the Property in New Castle, Indiana that were reserved in a prior year.

         During the six months ended June 30, 2004, we earned $28,952 in contingent rental income, as compared to $34,301 for the same period of 2003, $14,838 and $11,316 of which were earned during the second quarters of 2004 and 2003, respectively. The decrease in contingent rental income during the six months ended June 30, 2004 was due to a decrease in reported sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         We earned $55,516 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $56,384 during the same period of 2003, $27,675 and $28,422 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same periods of 2003, remained relatively constant, as the leased property portfolio owned by the joint ventures and the tenancies in common did not change.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, which we own as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. We own a 27.78% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with us, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures if the tenancy in common is not able to re-lease the Property in a timely manner.

         During the six months ended June 30, 2004, four of our lessees, Slaymaker Group, Inc., IHOP Properties, Inc., RT Orlando Franchise, LP and Golden Corral Corporation each contributed more than 10% of our total rental revenues (including total rental revenues from the consolidated joint venture and our share of total rental revenues from the Property owned by the joint venture and Properties owned with affiliates of the general partners as tenants-in-common). We anticipate that based on the minimum rental payments required by the leases, these four lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the six months ended June 30, 2004, four restaurant chains, Tony Romas, Ruby Tuesday, IHOP and Golden Corral Buffet and Grill each accounted for more than 10% of our total rental revenues (including total rental revenues from the consolidated joint venture and our share of total rental revenues from the Property owned by the joint venture and Properties owned with affiliates as tenants-in-common). We anticipate that these four restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense, were $201,611 during the six months ended June 30, 2004, as compared to $181,843 during the same period of 2003, $96,168 and $81,316 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including legal fees.

         We recognized losses from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $72,846 and $76,412 during the quarter and six months ended June 30, 2004, respectively, as compared to a loss from discontinued operations of $15,896 and income from discontinued operations of $3,156 during the same periods of 2003 relating to the Property in Livingston, Texas. In July 2004, we entered into a contract to sell this Property and as a result, during the quarter and six months ended June 30, 2004, we recorded a provision for write-down of assets of approximately $69,100 based on the anticipated sales proceeds. The provision represented the difference between the carrying value of the property and its estimated fair value. The tenant experienced financial difficulties, vacated the Property in May 2003 and ceased making rental payments. As of August 9, 2004, we had not sold this Property.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, RTO Joint Venture, which was accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity, being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $12.54 million, consisting of approximately $10.49 million in cash and approximately $2.05 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $414,000 consisting of approximately $346,000 in cash and approximately $68,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES


         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.

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