Form 10-Q
period 2004-09-30
CNL INCOME FUND V LTD
filed 2004-11-15
CIK 837985

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-19141
                     ---------------------------------------


                             CNL Income Fund V, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2922869
--------------------------------               ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


       450 South Orange Avenue
           Orlando, Florida                                  32801
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,             December 31,
                                                                               2004                      2003
                                                                         ------------------       -------------------
                               ASSETS

   Real estate properties with operating leases, net                     $       6,161,352        $        6,284,472
   Net investment in direct financing leases                                     1,883,433                 1,923,686
   Real estate held for sale                                                       318,500                   387,625
   Investment in joint ventures                                                  1,126,278                 1,147,758
   Cash and cash equivalents                                                       354,652                   380,486
   Receivables, less allowance for doubtful accounts
       of $99,952 and $60,252, respectively                                         15,457                     1,774
   Due from related parties                                                             --                       745
   Accrued rental income                                                           485,030                   471,990
   Other assets                                                                      7,324                     6,344
                                                                         ------------------       -------------------

                                                                         $      10,352,026        $       10,604,880
                                                                         ==================       ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                 $          57,390        $            6,459
   Real estate taxes payable                                                         9,108                    10,583
   Distributions payable                                                           281,571                   281,571
   Due to related parties                                                          246,555                   209,019
   Rents paid in advance and deposits                                               21,481                    29,072
                                                                         ------------------       -------------------
       Total liabilities                                                           616,105                   536,704

   Minority interest                                                               694,067                   695,535

   Partners' capital                                                             9,041,854                 9,372,641
                                                                         ------------------       -------------------

                                                                         $      10,352,026        $       10,604,880
                                                                         ==================       ===================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                   Quarter Ended                  Nine Months Ended
                                                                   September 30,                    September 30,
                                                               2004              2003           2004            2003
                                                           -------------     -------------  -------------- ---------------
Revenues:
    Rental income from operating leases                    $    222,431      $    216,395   $     683,251  $      663,862
    Earned income from direct financing leases                   51,527            52,890         155,636         159,621
    Contingent rental income                                     17,662            13,394          46,614          47,695
    Interest and other income                                       241             1,071           1,373           2,206
                                                           -------------     -------------  -------------- ---------------
                                                                291,861           283,750         886,874         873,384
                                                           -------------     -------------  -------------- ---------------

Expenses:
    General operating and administrative                         75,361            43,899         186,892         135,958
    Property related                                              3,237             3,028           6,186           5,984
    State and other taxes                                            --               200           5,051           4,948
    Depreciation                                                 41,040            41,040         123,120         123,120
    Provision for write-down of assets                               --            72,734              --          72,734
                                                           -------------     -------------  -------------- ---------------
                                                                119,638           160,901         321,249         342,744
                                                           -------------     -------------  -------------- ---------------

Income before minority interest and equity in
    earnings of unconsolidated joint ventures                   172,223           122,849         565,625         530,640

Minority interest                                               (18,597)          (18,750)        (55,975)        (56,358)

Equity in earnings of unconsolidated joint ventures              27,666            27,916          83,182          84,300
                                                           -------------     -------------  -------------- ---------------

Income from continuing operations                               181,292           132,015         592,832         558,582
                                                           -------------     -------------  -------------- ---------------

Discontinued operations:
    Loss from discontinued operations                            (2,494)           (6,491)        (78,906)         (3,335)
                                                           -------------     -------------  -------------- ---------------

Net income                                                 $    178,798      $    125,524   $     513,926  $      555,247
                                                           =============     =============  ============== ===============

Income (loss) per limited partner unit:
    Continuing operations                                  $       3.63      $       2.64   $       11.86  $        11.17
    Discontinued operations                                       (0.05)            (0.13)          (1.58)          (0.07)
                                                           -------------     -------------  -------------- ---------------
                                                           $       3.58      $       2.51   $       10.28  $        11.10
                                                           =============     =============  ============== ===============

Weighted average number of limited partner
    units outstanding                                            50,000            50,000          50,000          50,000
                                                           =============     =============  ============== ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                    Nine Months Ended           Year Ended
                                                                      September 30,            December 31,
                                                                           2004                    2003
                                                                   ---------------------     -----------------

  General partners:
      Beginning balance                                            $            514,026      $        514,026
      Net income                                                                     --                    --
                                                                   ---------------------     -----------------
                                                                                514,026               514,026
                                                                   ---------------------     -----------------
  Limited partners:
      Beginning balance                                                       8,858,615             9,263,112
      Net income                                                                513,926               791,448
      Distributions ($16.89 and $23.92 per
         limited partner unit, respectively)                                   (844,713)           (1,195,945)
                                                                   ---------------------     -----------------
                                                                              8,527,828             8,858,615
                                                                   ---------------------     -----------------

  Total partners' capital                                          $          9,041,854      $      9,372,641
                                                                   =====================     =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2004               2003
                                                                               ----------------    ---------------

  Net cash provided by operating activities                                    $       876,322     $      844,655
                                                                               ----------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                               (844,713)          (984,036)
      Distributions to holder of minority interest                                     (57,443)           (54,998)
                                                                               ----------------    ---------------
         Net cash used in financing activities                                        (902,156)        (1,039,034)
                                                                               ----------------    ---------------

  Net decrease in cash and cash equivalents                                            (25,834)          (194,379)

  Cash and cash equivalents at beginning of period                                     380,486            458,163
                                                                               ----------------    ---------------

  Cash and cash equivalents at end of period                                   $       354,652     $      263,784
                                                                               ================    ===============

  Supplemental schedule of non-cash financing activities:

      Distributions declared and unpaid at end of
         period                                                                $       281,571     $      281,571
                                                                               ================    ===============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, which had been accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity, being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Discontinued Operations

         In July 2003, the Partnership identified for sale a property in Livingston, Texas that was classified as discontinued operations in the accompanying financial statements. During the nine months ended September 30, 2004, the Partnership recorded a provision for write-down of assets in anticipation of the sale of this property. The provision represented the difference between the carrying value of the property and its estimated fair value. As of November 5, 2004, the Partnership had entered in to a contract, with a third party for the sale of this Property. The sale is expected to occur during December 2004.

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

         The operating results of the discontinued operations for the above property are as follows:

                                                                                    Nine Months Ended
                                                Quarter Ended September 30,           September 30,
                                                 2004             2003            2004            2003
                                             --------------   --------------  -------------   --------------

               Rental revenues               $          --    $         693   $         --    $      23,737
               Expenses                             (2,494)          (7,184)        (9,781)         (21,945)
               Provision for write-down
               of assets                                --               --        (69,125)          (5,127)
                                             --------------   --------------  -------------   --------------
               Loss from discontinued
               operations                    $      (2,494)   $      (6,491)  $    (78,906)          (3,335)
                                             ==============   ==============  =============   ==============

3.       Concentration of Credit Risk

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

                                                                        2004              2003
                                                                   ---------------    --------------

                Slaymaker Group, Inc.                              $      132,174     $     133,675
                RT Orlando Franchise, LP                                  119,480           120,628
                IHOP Properties, Inc.                                     104,591           104,591
                Golden Corral Corporation                                     N/A            99,113

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

                                                                        2004              2003
                                                                    --------------    -------------

                Tony Romas                                          $     132,174     $     133,675
                Ruby Tuesday                                              119,480           120,628
                IHOP                                                      104,590           104,591
                Golden Corral Buffet and Grill                                N/A           118,909

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

                             CNL INCOME FUND V, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $12.54 million, consisting of approximately $10.49 million in cash and approximately $2.05 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $414,000 consisting of approximately $346,000 in cash and approximately $68,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund V, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 17, 1988, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2004 and 2003, we owned 12 Properties directly and four Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $12.54 million, consisting of approximately $10.49 million in cash and approximately $2.05 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $414,000 consisting of approximately $346,000 in cash and approximately $68,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $876,322 and $844,655 for the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, we had $354,652 in cash and cash equivalents as compared to $380,486 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The funds remaining at September 30, 2004 will be used to pay distributions and other liabilities.

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

         We generally distribute cash from operations remaining after the payment of operating expenses, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2004, net proceeds from the sale of a Property in a prior year, we declared distributions to the limited partners of $844,713 and $914,374 for the nine months ended September 30, 2004 and 2003, respectively ($281,571 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $16.89 and $18.29 per unit for the nine months ended September 30, 2004 and 2003, respectively ($5.63 per unit for each of the quarters ended September 30, 2004 and 2003). As a result of the sales of the Properties in previous years, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses have remained fixed and are expected to remain fixed. No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $616,105 at September 30, 2004, as compared to $536,704 at December 31, 2003. The increase was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. Total liabilities at September 30, 2004, to the extent they exceed cash and cash equivalents at September 30, 2004, will be paid from future cash from operations and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $838,887 during the nine months ended September 30, 2004, as compared to $823,483 during the same period of 2003, $273,958 and $269,285 of which were earned during the third quarters of 2004 and 2003, respectively. The increase in rental revenues from continuing operations was due to the collection of amounts related to the Property in New Castle, Indiana that were reserved in a prior year.

         During the nine months ended September 30, 2004, we earned $46,614 in contingent rental income, as compared to $47,695 for the same period of 2003, $17,662 and $13,394 of which were earned during the third quarters of 2004 and 2003, respectively.

         We earned $83,182 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $84,300 during the same period of 2003, $27,666 and $27,916 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same periods of 2003, remained relatively constant, as the leased property portfolio owned by the joint ventures and the tenancies in common did not change.

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

         During the nine months ended September 30, 2004, three of our lessees, Slaymaker Group, Inc., RT Orlando Franchise, LP and IHOP Properties, Inc. each contributed more than 10% of our total rental revenues (including total rental revenues from the consolidated joint venture and our share of total rental revenues from the Property owned by the joint venture and Properties owned with affiliates of the general partners as tenants-in-common). We anticipate that based on the minimum rental payments required by the leases, these three lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the nine months ended September 30, 2004, three restaurant chains, Tony Romas, Ruby Tuesday and IHOP each accounted for more than 10% of our total rental revenues (including total rental revenues from the consolidated joint venture and our share of total rental revenues from the Property owned by the joint venture and Properties owned with affiliates as tenants-in-common). We anticipate that these three restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation expense and provision for write-down of assets, were $321,249 during the nine months ended September 30, 2004, as compared to $342,744 during the same period of 2003, $119,638 and $160,901 of which were incurred during the quarters ended September 30, 2004 and 2003, respectively. Operating expenses were higher during the quarter and nine months ended September 2003 because we recorded a provision for write-down of assets of approximately $72,700 related to the parcel of land in Connorsville, Indiana, in anticipation of its sale. The decrease in operating expenses during the quarter and nine months ended September 30, 2004, was partially offset by incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above.

         We recognized losses from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $78,906 during the nine months ended September 30, 2004, as compared to $3,335 during the same period of 2003, $2,494 and $6,491 of which were recognized during the quarters ended September 30, 2004 and 2003, respectively, relating to the Property in Livingston, Texas. In July 2004, we entered into a contract to sell this Property and as a result, during the nine months ended September 30, 2004, we recorded a provision for write-down of assets of approximately $69,100 based on the anticipated sales proceeds. The provision represented the difference between the carrying value of the property and its estimated fair value. The tenant experienced financial difficulties, vacated the Property in May 2003 and ceased making rental payments. As of November 5, 2004, we had not sold this Property.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of a previously unconsolidated joint venture, RTO Joint Venture, which had been accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interest, and revenues and expenses, of the entity, being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.


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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         ------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         ------------------------------------------------------------
         Inapplicable.

Item 3.  Default upon Senior Securities.   Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ----------------------------------------------------

Item 5.  Other Information.   Inapplicable.
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition V, LLC, and CNL Income Fund V, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.

                                CNL INCOME FUND V, LTD.


                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition V, LLC, and CNL Income Fund V, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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